Form 10-Q
period 2015-09-30
Aimmune Therapeutics, Inc.
filed 2015-11-04
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2015 the registrant had 42,249,431 shares of common stock, $0.0001 par value per share, outstanding.

Aimmune Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2015

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,661	$2,269
Short-term investments	103,946	—
Prepaid expenses	1,180	106
Total current assets	217,787	2,375
Long-term investments	2,784	—
Property and equipment, net	1,829	87
Restricted cash	100	40
Other assets	314	29
Total assets	$222,814	$2,531
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,014	$478
Accrued liabilities	1,848	1,259
Other current liabilities	238	67
Total current liabilities	3,100	1,804
Other liabilities	826	56
Total liabilities	3,926	1,860
Commitments and contingencies (Note 5)
Stockholders’ equity:
Series A convertible preferred stock, par value $0.0001 per share—0 and 13,263,967 shares authorized as of September 30, 2015 (unaudited) and December 31, 2014, respectively; 0 and 13,263,967 shares issued and outstanding as of September 30, 2015 (unaudited) and December 31, 2014, respectively; aggregate liquidation preference of $0 and $16,989 as of September 30, 2015 (unaudited) and December 31, 2014, respectively	—	16,928
Series B convertible preferred stock, par value $0.0001 per share—0 shares authorized as of September 30, 2015 (unaudited) and December 31, 2014; 0 shares issued and outstanding as of September 30, 2015 (unaudited) and December 31, 2014; aggregate liquidation preference of nil as of September 30, 2015 (unaudited) and December 31, 2014	—	—
Common stock, par value $0.0001 per share—50,046,000 and 32,925,000 shares authorized as of September 30, 2015 (unaudited) and December 31, 2014, respectively; 42,249,431 and 4,252,248 shares issued and outstanding as of September 30, 2015 (unaudited) and December 31, 2014, respectively (including 770,786 and 788,873 shares subject to repurchase, legally issued and outstanding as of September 30, 2015 (unaudited) and December 31, 2014, respectively)	4	—
Additional paid-in capital	256,211	1,260
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(37,325)	(17,517)
Total stockholders’ equity	218,888	671
Total liabilities and stockholders’ equity	$222,814	$2,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses
Research and development	$3,850	$2,469	$9,050	$5,470
General and administrative	5,174	660	10,792	2,028
Total operating expenses	9,024	3,129	19,842	7,498
Loss from operations	(9,024)	(3,129)	(19,842)	(7,498)
Other income (expense), net
Interest income	33	—	34	12
Net loss	$(8,991)	$(3,129)	$(19,808)	$(7,486)
Other comprehensive loss, net of tax:
Unrealized losses on investments	(2)	—	(2)	—
Comprehensive loss	$(8,993)	$(3,129)	$(19,810)	$(7,486)

Net loss per common share, basic and diluted	$(0.36)	$(1.07)	$(1.73)	$(2.56)
Weighted average shares used in computing net loss per share, basic and diluted	25,149,428	2,926,665	11,446,922	2,926,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(19,808)	$(7,486)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	60	15
Stock-based compensation	2,751	48
Investment premium amortization, net	57	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,072)	(121)
Other assets	(285)	(3)
Accounts payable	536	586
Accrued liabilities	590	423
Other	73	—
Net cash used in operating activities	(17,098)	(6,538)
Cash flows from investing activities:
Purchase of property and equipment	(1,091)	(51)
Purchase of investments	(106,790)	—
Restricted cash	(60)	(40)
Net cash used in investing activities	(107,941)	(91)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	168,117	—
Net proceeds from issuance of Series B convertible preferred stock, net of issuance costs	79,779	—
Repurchase of Series A convertible preferred stock	(12,874)	—
Net cash proceeds from exercise of stock options, including early exercise	440	—
Repurchases of common stock subject to early exercise	(31)	—
Net cash provided by financing activities	235,431	—
Net increase (decrease) in cash and cash equivalents	110,392	(6,629)
Cash and cash equivalents at the beginning of the period	2,269	11,951
Cash and cash equivalents at the end of the period	$112,661	$5,322
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock at closing of initial public offering	$83,833	$—
Capital expenditures and interest funded through long term lease obligation	$711	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2015, the Company incurred a net loss of $19.8 million and used $17.1 million of cash in operations. As of September 30, 2015, the Company had an accumulated deficit of $37.3 million and the Company does not expect to experience positive cash flows in the near future. The Company has financed operations to date primarily through private placements of equity securities and its initial public offering (“IPO”) of common stock in August 2015. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon a number of factors, which include raising additional capital, obtaining U.S. Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) approval and commercializing in the United States and Europe, generating sufficient revenue and its ability to continue to control expenses, if necessary, to meet its obligations as they become due for the foreseeable future. Failure to obtain FDA and EMA approval, commercialize its lead product candidate, manage discretionary expenditures or raise additional financing, as required, may adversely impact the Company’s ability to achieve its intended business objectives.

Initial Public Offering

On August 5, 2015, the Company’s registration statement on Form S-1 (File No. 333-205501) relating to its IPO of common stock became effective. The IPO closed on August 11, 2015 at which time the Company issued 11,499,999 shares of its common stock at a price of $16.00 per share, which included 1,499,999 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received proceeds of approximately $168 million, net of underwriting discounts and commissions, and offering expenses. In addition, upon the Company’s IPO, all outstanding shares of convertible preferred stock converted by their terms into approximately 25.1 million shares of common stock. As of September 30, 2015, the Company had 42,249,431 shares of common stock outstanding. See Note 6, “Stockholders’ Equity.”

Stock Split

On July 30, 2015, the Company effected a 1-for-1.317 stock split of the Company’s common stock and convertible preferred stock. The par value of the authorized stock was not adjusted as a result of the stock split. In addition, the Company increased the number of authorized shares of common stock to 55,051,264 and the number of authorized shares of preferred stock to 25,051,264. All issued and outstanding common stock, convertible preferred stock, stock options and per share amounts contained in the accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively adjusted to give effect to the stock split for all periods presented. In conjunction with the Company’s IPO, the Company filed its amended and restated certificate of incorporation that authorized 290,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year. The company operates in one reportable segment.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and certain available-for-sale investments with maturities of three months or less.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and certain investments in money market funds, agency securities, corporate securities, and commercial paper. Bank deposits are primarily held by a single financial institution and these deposits may exceed insured limits. The Company is exposed to credit risk in the event of default by the financial institution holding its cash and cash equivalents and issuers of investments that are recorded on the condensed consolidated balance sheets. The Company mitigates its risk by investing in high-grade instruments and limiting the concentration in any one issuer, which limits the Company’s exposure.

Investments

The Company’s available-for-sale investments consist primarily of money market funds, agency securities, corporate securities, and commercial paper. Investments with original maturities of greater than 90 days but less than one (1) year are classified as short-term available-for-sale securities on the condensed consolidated balance sheets.  Investments with original maturities greater than one (1) year are classified as long-term available-for-sale securities on the condensed consolidated balance sheets.

The Company’s investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive loss, net of tax, on our condensed consolidated balance sheets. Changes in the fair value of available-for-sale securities impact the statements of operations only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer and any changes thereto, and its intent to sell, or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company’s assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security.

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

Leases

The Company entered into lease agreements for its previous corporate headquarters in San Mateo, California through July 2017. In March 2015, the Company entered into a lease for its current corporate headquarters in Brisbane, California. In May 2015, the Company ceased use of its San Mateo facility and moved into its current facility. In August 2015, the Company entered into an amendment to the Brisbane, California facility lease. Pursuant to the amendment, the Company will lease an additional 11,655 square feet of office space, and the term of the existing office space has been extended so that it is coterminous with the new space.

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

In June 2015, the Company signed a lease for a manufacturing facility in Clearwater, Florida. The Company was considered the deemed owner for accounting purposes. See Note 5, “Commitments and Contingencies.”

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

Stock-based Compensation

Stock-based awards issued to employees, including stock options, are measured at fair value on the grant date using the Black-Scholes option-pricing model and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). Because noncash stock compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. There were 3,980,328 and 1,635,679 stock options granted during the nine months ended September 30, 2015 and 2014, respectively.

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

The Company has adopted Financial Accounted Standards Board Accounting Standards Codification 740, Income Taxes, regarding how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. As of September 30, 2015 and December 31, 2014, the Company does not have any unrecognized tax benefits.

Comprehensive Income or Loss

Comprehensive income or loss is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Other comprehensive loss includes net loss and unrealized losses on available-for-sale investments.

Offering Costs

Offering costs represent underwriting, legal, accounting and other direct costs related to the Company’s IPO.  These costs were deferred until completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the proceeds.

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

The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of the Company’s debt instruments and all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2015
	(unaudited)
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$61,417	$—	$—	$61,417
Agency securities	—	12,999	—	12,999
Corporate securities	—	8,250	—	8,250
Commercial paper	—	29,995	—	29,995
Total cash and cash equivalents	$61,417	$51,244	$—	$112,661
Available-for-sale investments:
Agency securities	$—	$37,905	$—	$37,905
Corporate securities	—	41,851	—	41,851
Commercial paper	—	26,974	—	26,974
Total available-for-sale investments	$—	$106,730	$—	$106,730

December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$2,269	$—	$—	$2,269
Agency securities	—	—	—	—
Corporate securities	—	—	—	—
Commercial paper	—	—	—	—
Total cash and cash equivalents	$2,269	$—	$—	$2,269
Available-for-sale investments:
Agency securities	$—	$—	$—	$—
Corporate securities	—	—	—	—
Commercial paper	—	—	—	—
Total available-for-sale investments	$—	$—	$—	$—

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents, short-term investments, and long-term investments, as of September 30, 2015 are as follows (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Agency securities	$50,889	$15	$—	$50,904
Corporate securities	50,118	9	(26)	50,101
Commercial paper	56,969	—	—	56,969
Total available-for-sale investments	$157,976	$24	$(26)	$157,974

There were no available-for-sale investments as of December 31, 2014. There were no gross realized gains or losses on sales of available-for-sale securities for the nine months ended September 30, 2015. The net adjustment to unrealized holding gains (losses) on available-for-sale securities included in other comprehensive loss totaled approximately $2,000 for the nine months ended September 30, 2015.

Contractual maturities of debt investment securities as of September 30, 2015 are as follows (in thousands):

Total Fair Value
Maturing within one year	$103,946
Maturing in one to five years	2,784
Total available-for-sale investments	$106,730

There were no investment securities as of December 31, 2014. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

At each reporting date, the Company performs separate evaluations of impaired debt securities to determine if the unrealized losses are other-than-temporary.

For debt securities, management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the debt securities.

Based on the Company’s analysis, the Company did not identify any other-than-temporary losses for the nine months ended September 30, 2015. The Company does not consider unrealized losses on its other debt securities to be credit-related. These unrealized losses relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of securities that have unrealized losses are US corporate securities that are highly-rated. The Company has not made a decision to sell securities with unrealized losses and believes it is more likely than not it would not be required to sell such securities before recovery of its amortized cost.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)
Furniture and equipment	$219	$58
Computer equipment	254	67
Construction in progress	1,454	—
Property and equipment, gross	1,927	125
Less: accumulated depreciation	(98)	(38)
Property and equipment, net	$1,829	$87

Depreciation expense for the three months ended September 30, 2015 and 2014 was $30,000 and $9,000, respectively, and for the nine months ended September 30, 2015 and 2014, was $60,000 and $15,000, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)
Compensation and benefits	$896	$645
Research and development	281	542
Professional and consulting	657	71
Other	14	1
Total	$1,848	$1,259

5. Commitments and Contingencies

Facility Leases

In May 2015, the Company ceased use of its previous corporate headquarters and accrued a liability for approximately $121,000 as of June 30, 2015, net of estimated sublease payments. In September 2015, the Company revised its estimate for actual sublease payments which resulted in a complete reduction of the liability previously accrued. The reduction of the liability is reflected within rent expense for the period ended September 30, 2015.

In March 2015, the Company signed a new facility lease for its corporate headquarters in Brisbane, California. The new lease, which has been classified as an operating lease, commenced on May 1, 2015 with an initial term of 51 months. In August 2015, the Company entered into an amendment to the lease. Pursuant to the amendment, the Company will lease an additional 11,655 square feet of office space. The term for the new space is 72 months from the delivery of the premises to the Company, which is expected to occur near the end of 2015. In addition, the term of the existing office space has been extended so that it is coterminous with the new space. The amendment required a total security deposit of approximately $304,000. As of the commencement of the amendment, future aggregate minimum lease payments for the combined space are as follows (in thousands):

Year Ended December 31,
2015	$190
2016	1,010
2017	1,602
2018	1,650
and after	5,265
Total	$9,717

The Company is responsible for operating expenses over base operating expenses as defined in the headquarters lease agreement.

In June 2015, the Company signed a facility lease for a manufacturing facility in Clearwater, Florida. The initial term of the lease is for 120 months. For accounting purposes, due to the nature and extent of the Company’s involvement with the construction of this manufacturing facility, it was considered to be the owner of the assets during the construction period through the lease commencement date, even though the lessor is responsible for funding and repairing components of the building shell and constructing a portion of the related building infrastructure. Construction to this building commenced in July 2015 and as of September 30, 2015, the Company has incurred approximately $188,000 of construction and equipment costs related to the building which is recorded in Construction in progress. The Company also recorded $687,500 to Construction in progress for costs incurred by the lessor and recognized a corresponding amount included within other liabilities within the accompanying condensed consolidated balance sheet. The agreement calls for a security deposit of $35,000. The new lease calls for future aggregate minimum lease payments as of the commencement of the lease as follows (in thousands):

Year Ended December 31,
2015	$38
2016	151
2017	156
2018	160
and after	1,198
Total	$1,703

The Company is responsible for operating expenses including real estate taxes as defined in the manufacturing facility lease agreement.

Rent expense under operating leases for the three months ended September 30, 2015 and 2014 was $87,000 and $41,000, respectively, and for the nine months ended September 30, 2015 and 2014 was $342,000 and $90,000, respectively.

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

6. Stock-based Awards

In January 2013, the Company adopted its Stock Plan (the “2013 Plan”) and in July 2015, the Company adopted a new Stock Plan (the “2015 Plan”). 4,681,544 shares of the Company’s common stock are initially reserved under the 2015 Plan for the issuance of stock options and restricted stock to employees, directors, and consultants under terms and provisions established by the Board of Directors and approved by the Company’s stockholders. Upon consummation of the Company’s IPO, the 2013 Plan was terminated and no further shares are reserved for issuance under the 2013 Plan. As of September 30, 2015 and December 31, 2014 there were 4,548,306  and 639,625 and shares available for future grant, respectively. Under the terms of the 2015 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive stock options may not be less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the Plan may not exceed ten years. All options issued to date have had a ten-year life. To date, options granted generally vest in three ways: 1) over four years at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter, 2) over two years at a rate of 1/24th per month, and 3) over four years at a rate of 1/48th per month. The 2015 Plan contains certain change of control provisions and the employment offer letters of certain employees provide for varied acceleration of vesting in the event of a change of control and/or termination without cause. It also contains a net exercise provision and allows for cashless exercise upon the class of shares subject to the option becoming publicly traded in an established securities market.

The 2013 Plan allowed employees to exercise a stock option in exchange for cash before the requisite service is provided (e.g., before the award is vested under its original terms); however, such arrangements permit the Company to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. Such an exercise is not substantive for accounting purposes. Therefore, the payment received by the Company for the exercise price is recognized as an early exercise liability on the balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of September 30, 2015 and December 31, 2014, 770,786  and 788,873 unvested shares were legally issued and outstanding, respectively. In connection with these unvested shares, the Company has recorded an early exercise liability as of September 30, 2015 of $271,000, of which $156,000 is included in other current liabilities and $115,000 is included in other non-current liabilities in the Company’s Balance Sheet. These shares are excluded from basic net loss per share until the Company’s repurchase right lapses and the shares are no longer subject to the repurchase feature.

Activity under the Plan is set forth below:

			Options Outstanding
	Shares Available for Grant	Number of Options and Unvested Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2014	639,625	2,566,559	$0.14	9.19
Additional shares authorized	7,908,194
Shares retired upon adoption of 2015 Plan	(230,978)
Options granted	(3,980,328)	3,980,328	$5.47
Options exercised and shares vested		(1,464,016)	$0.16
Options repurchased	211,793	(211,793)	$0.14
Options cancelled	—	—
Balances – September 30, 2015	4,548,306	4,871,078	$4.49	9.59	$101,441
Options vested and expected to vest as of September 30, 2015 (unaudited)		4,489,667	$4.73	9.17	$92,439
Options exercisable as of September 30, 2015 (unaudited)		3,967,049	$4.82	9.59	$81,316

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of the Company’s common stock as of September 30, 2015. The 2013 Plan provided for early exercise, therefore, all the Company’s outstanding stock options issued under that plan are exercisable.

Stock Options Granted

Stock options granted during the three months ended September 30, 2015 and 2014  had a weighted-average grant-date fair value of $11.05and $0.09, respectively. Stock options granted during the nine months ended September 30, 2015 and 2014 had a weighted-average grant-date fair value of $5.77 and $0.09, respectively. The fair value is being expensed over the vesting period of the options, which is either four years or two years on a straight-line basis as the services are being provided. No tax benefits were realized from options during the periods. The Company issued one grant totaling 213,354 options to a non-employee during the three and nine-months ended September 30, 2015. The fair value of the non-employee options was measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options, other than the expected life, which is assumed to be the remaining contractual life of the option.

As of September 30, 2015 and December 31, 2014 total unrecognized stock-based compensation expense was $17,503,000 and $120,000, which is expected to be recognized over the weighted-average remaining vesting period of 3.47  years and 2.43 years respectively.

The fair value of employee stock options was estimated using the Black-Scholes pricing model, with the following weighted-average assumptions (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected volatility	71.22%	79.62%	74.47%	79.62%
Risk free interest rate	1.79%	1.51%	1.72%	1.51%
Dividend yield	—	—	—	—
Expected term (in years)	5.95	4.65	5.98	4.65

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

Fair value of common stock—Prior to the Company’s IPO, the fair value of the shares of common stock underlying the stock options was the responsibility of and determined by the Company’s board of directors. Because there was no public market for the Company’s common stock, the board of directors determined fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of the Company’s common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. Following the IPO, the market traded price of the shares of common stock underlying the stock options is the fair value of the Company’s stock as reported on the NASDAQ Global Select Market on the grant date.

Stock-based compensation expense, net of estimated forfeitures, is reflected in the statements of operations (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$300	$5	$396	$14
General and administrative	1,462	12	2,355	34
Total stock-based compensation expense	$1,762	$17	$2,751	$48

During the three and nine months ended September 30, 2015, the Company recorded $0 and approximately $562,000 of stock compensation expense related to the acceleration of certain former executives’ stock options.

7. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the three and nine months ended September 30, 2015 and 2014(in thousands, except share and per share data, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(8,991)	$(3,129)	$(19,808)	$(7,486)
Denominator:
Shares used in computing net loss per share, basic and diluted	25,149,428	2,926,665	11,446,922	2,926,665
Net loss per share basic and diluted	$(0.36)	$(1.07)	$(1.73)	$(2.56)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Convertible preferred stock	11,436,443	13,263,967	22,289,679	13,263,967
Stock options	1,198,209	3,501,939	4,871,078	3,501,939

8. Subsequent Events

Executive Retirement

On October 6, 2015, the Company’s Chief Operating Officer informed the Company of his decision to retire from his position effective October 31, 2015. In connection with his separation from the Company, the Company entered into a transition and separation agreement whereby he has agreed to provide transition consulting services to the Company through October 31, 2016, on an as needed basis. In addition, he will receive nine months of his base salary, company subsidized COBRA coverage until the earlier of the end of July 31, 2016 or the date on which he becomes eligible for coverage by another employer, and accelerated vesting of his outstanding equity awards that would have vested had he continued to provide service to the Company for the six (6)-month period following his termination date. His outstanding equity awards will continue to vest in accordance to their terms after giving effect to the accelerated vesting while he provides consulting services to the Company. The Company did not record any termination charges during the nine months ended September 30, 2015 related to the retirement.

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

Overview

We are a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates, for the treatment of peanut and other food allergies. This approach, which we refer to as Characterized Oral Desensitization Immunotherapy, or CODITTM, is a system designed to desensitize patients to food allergens using rigorously characterized biologic products, defined treatment protocols and tailored support services. In January 2015, we successfully completed ARC001, a Phase 2 study of our lead CODIT product candidate, AR101, for the treatment of peanut allergy. The ARC002 study, an open label, follow-on study to the initial ARC001 trial is ongoing, and we plan to report data from this trial in the first quarter of 2016.

We are planning to initiate enrollment in a Phase 3 registration trial of AR101 at the beginning of 2016. In addition, we intend to initiate two Phase 2 studies of CODIT product candidates in 2016.

AR101 has been granted Breakthrough Therapy and Fast-Track designations by the U.S. Food and Drug Administration, or FDA. In Europe, we received approval from the European Medicines Agency, or EMA, for our pediatric investigation plan (PIP), a required component of the EMA regulatory approval process, for AR101 for the treatment of peanut allergy. If our planned Phase 3 trial is successful, we intend to file a Biologics License Application, or BLA, with the FDA and a Marketing Authorization Application, or MAA, with the EMA. We have worldwide commercial rights to all of our product candidates and, if approved, we intend to commercialize in the United States and Europe with our own specialty sales force.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our lead CODIT product candidate, AR101. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $9.0 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively, and $19.8 million and $7.5 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 our accumulated deficit was $37.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize, AR101 and as we develop other product candidates.

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

Recent Developments

In August 2015, we completed our initial public offering, or IPO, of our common stock pursuant to which we issued 11,499,999 shares of our common stock at a price of $16.00 per share, which included 1,499,999 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received proceeds of approximately $168 million from the IPO, net of underwriting discounts and commissions, and offering expenses.

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

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$3,850	$2,469	$1,381	56%
General and administrative	5,174	660	4,514	684%
Total operating expenses	9,024	3,129	5,895	188%
Loss from operations	(9,024)	(3,129)	(5,895)	188%
Other income (expense), net
Interest income	33	—	33	0%
Other expense	—	—	—	—
Net loss	$(8,991)	$(3,129)	$(5,862)	187%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Clinical development and regulatory	$1,412	$1,582	$(170)	(11)%
Contract manufacturing	692	424	268	63%
Compensation and related personnel costs	1,562	396	1,166	294%
Other research and development costs	57	13	44	338%
Facility costs	127	54	73	135%
Total research and development	$3,850	$2,469	$1,381	56%

Research and development expenses were $3.9 million for the three months ended September 30, 2015, an increase of $1.4 million, from $2.5 million for the three months ended September 30, 2014. This increase was primarily attributable to a $1.2 million increase in compensation and related personnel costs to support continued AR101 development, including $0.3M increase in stock-based compensation, a $0.3 million increase in contract manufacturing and other costs associated with AR101 development, partially offset by a $0.2 million decrease in clinical development expenses associated with our Phase 2 clinical trial which was completed in January, 2015. We expect to incur additional research and development costs in connection with our ongoing ARC002 study and our planned ARC003 study.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Compensation and related personnel costs	$2,642	$378	$2,264	599%
Outside professional services	1,955	179	1,776	992%
Facility costs	297	48	249	519%
Other general and administrative	280	55	225	409%
Total general and administrative	$5,174	$660	$4,514	684%

General and administrative expenses were $5.2 million for the three months ended September 30, 2015, an increase of $4.5 million, from $0.7 million for the three months ended September 30, 2014. This increase was primarily due to a $2.3 million increase in compensation expenses related to additional administrative and executive personnel, including $1.5 million in stock-based compensation, and a $1.8 million increase in consulting services incurred for financial consulting and market research to inform our commercial strategy and support our growth. We expect to incur additional general and administrative costs associated with being a publicly traded company following our IPO in August 2015 and the hiring of additional personnel.

Comparison of the nine months ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$9,050	$5,470	$3,580	65%
General and administrative	10,792	2,028	8,764	432%
Total operating expenses	19,842	7,498	12,344	165%
Loss from operations	(19,842)	(7,498)	(12,344)	165%
Other income (expense), net
Interest income	34	12	22	183%
Other expense	—	—	—	—
Net loss	$(19,808)	$(7,486)	$(12,322)	165%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Clinical development and regulatory	$3,507	$2,745	$762	28%
Contract manufacturing	2,140	1,406	734	52%
Compensation and related personnel costs	3,010	1,197	1,813	151%
Other research and development costs	74	13	61	469%
Facility costs	319	109	210	193%
Total research and development	$9,050	$5,470	$3,580	65%

Research and development expenses were $9.1 million for the nine months ended September 30, 2015, an increase of $3.6 million, from $5.5 million for the nine months ended September 30, 2014. This increase was primarily attributable to a $1.8 million increase in compensation and related personnel costs to support continued AR101 development, including $0.4 million in stock-based compensation, a $0.8 million increase in clinical development and regulatory expenses mainly associated with our AR101 development program, and a $0.7 million increase in AR101 contract manufacturing costs. We expect to incur additional research and development costs in connection with our ongoing ARC002 study and our planned ARC003 study.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Compensation and related personnel costs	$4,745	$1,152	$3,593	312%
Outside professional services	4,818	529	4,289	811%
Facility costs	585	121	464	383%
Other general and administrative	644	226	418	185%
Total general and administrative	$10,792	$2,028	$8,764	432%

General and administrative expenses were $10.8 million for the nine months ended September 30, 2015, an increase of $8.8 million, from $2.0 million for the nine months ended September 30, 2014. This increase was primarily due to a $4.3 million increase in consulting services incurred for financial consulting, corporate communications activities, and market research to inform our commercial strategy and support our growth, and a $3.6 million increase in compensation expenses primarily related to additional administrative and executive personnel, including $2.3 million of stock-based compensation expense. We expect to incur additional general and administrative costs associated with being a publicly traded company following our IPO in August 2015 and the hiring of additional personnel.

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

As of September 30, 2015, we had cash and cash equivalents and short-term investments of $216.6. In August 2015, we completed our IPO pursuant to which we issued 11,499,999 shares of our common stock at a price to the public of $16.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received proceeds of approximately $168 million, net of underwriting discounts and commissions, and offering expenses. We believe that our existing capital resources will be sufficient to fund our planned operations for the 24 months following our IPO, including through data readout of our planned Phase 3 registration trial for AR101.

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for AR101 or any future product candidate;
•	our research and development activities; or
•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize AR101 or any future product candidate.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(17,098)	$(6,538)
Investing activities	(107,941)	(91)
Financing activities	235,431	—
Net change in and cash equivalents	$110,392	$(6,629)

Net Cash Used In Operating Activities

Net cash used in operating activities was $17.1 million for the nine months ended September 30, 2015, an increase of $10.6 million, from $6.5 million for the nine months ended September 30, 2014. This increase was primarily due to higher net loss from operations resulting from increased research and development expenses and general and administrative expenses.

Net Cash Used In Investing Activities

Cash used in investing activities during the nine months ended September 30, 2015 consisted primarily of $106.8 million in purchases of investments in conjunction with the proceeds received in the Company’s IPO, and certain costs associated with the manufacturing facility in Clearwater, Florida and office furniture and equipment purchases for our Brisbane, California office.  Cash used in investing activities during the nine months ended September 30, 2014 consisted primarily of additional investment in equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 consisted primarily of the proceeds of $168 million from the issuance of common stock in the Company’s IPO, net of offering costs, $79.8 million from the issuance of the Series B convertible preferred stock, net of offering costs, , offset in part by $12.9 million from the repurchase of shares of our Series A convertible preferred stock from certain investors.

As of September 30, 2015, we had cash and cash equivalents of $112.7 million, including the net proceeds we received from the issuance common stock in the Company’s IPO in August 2015 and issuance of Series B convertible preferred stock in January and February 2015.

Contractual Obligations and Other Commitments

In June 2015, we signed a facility lease for a manufacturing facility in Clearwater, Florida. The lease calls for future aggregate lease payments of $1.7 million over a period of 10 years.

In March 2015, the Company signed a facility lease for its corporate headquarters in Brisbane, California. The lease commenced on May 1, 2015 with an initial term of 51 months. In August 2015, the Company entered into an amendment to the lease. Pursuant to the amendment, the Company will lease an additional 11,655 square feet of office space. The term for the new space is 72 months from the delivery of the premises to the Company, which is expected to occur near the end of 2015. In addition, the term of the existing office space has been extended so that it is coterminous with the new space. The amended lease calls for future aggregate payments of $9.7 million over 6 years.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have variable interests in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2015, we had cash and cash equivalents and investments of $219.4 million which consisted primarily of money market funds, agency securities, corporate securities, and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. However, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. We had no outstanding debt as of September 30, 2015.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness described below.

Material Weakness

In connection with the audit of our financial statements for the years ended December 31, 2013 and 2014, we identified control deficiencies in the design and operation of our internal control over financial reporting that aggregated to a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.  The material weakness identified in our internal control over financial reporting related to our lack of written policies regarding our accounting function, lack of oversight of account reconciliations, lack of independent review of manual journal entries and inadequate segregation of duties for check writing and wire transfers. We have taken certain actions to remediate this material weakness, including implementation of new procedures for review of account reconciliations and manual journal entries, restriction of check writing and wire transfer authority, segregation of duties, and establishment of formal written policies for our accounting function.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than noted above.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our CODIT system and our lead product candidate, AR101, which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $11.1 million and $4.8 million for the years ended December 31, 2014 and 2013, respectively, and $19.8 and $7.5 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, our accumulated deficit was $37.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize AR101, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of AR101. As of September 30, 2015, we had capital resources consisting of cash and cash equivalents and investments of $219.4 million. In August 2015, we completed our initial public offering, or IPO, of our common stock pursuant to which we received proceeds of approximately $168 million, net of underwriting discounts and commissions, and offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval for and prepare for the commercialization of AR101, and as we develop other product candidates.

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

In addition, our agreement with GPC does not require GPC to provide us with peanut flour with a specific protein signature. We have tested multiple lots of GPC peanut flour produced in several different years and generally have not identified significant variations in the protein signature between lots. We can provide no assurance that natural variations or variations in GPC’s manufacturing process will not result in alterations in the protein signature in GPC’s peanut flour that would make it unsuitable for use in AR101. If such variations occurred, we would not be able to manufacture AR101 and our business and operating results would be materially adversely affected.

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

As of September 30, 2015, we had 32 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize AR101 or any future product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2013 and December 31, 2014, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

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

The material weakness identified in our internal control over financial reporting related to our lack of written policies regarding our accounting function, lack of oversight of account reconciliations, lack of control of manual journal entries and inadequate segregation of duties for check writing and wire transfers. We have taken certain actions to remediate this material weakness, including implementation of new procedures for review of account reconciliations and manual journal entries, restriction of check writing and wire transfer authority, segregation of duties, and establishment of formal written policies for our accounting function. However, we cannot assure our stockholders that these measures will be sufficient to remediate the material weakness that has been identified or prevent future material weaknesses or significant deficiencies from occurring. We also cannot assure our stockholders that we have identified all of our existing material weaknesses. Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of Sarbanes Oxley. In light of the control deficiencies and the resulting material weakness that were previously identified as a result of the limited procedures performed, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes Oxley, additional material weaknesses and significant control deficiencies may have been identified.

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

The lock-up agreements pertaining to our IPO will expire on February 1, 2016 following which, up to 31,106,458 shares of common stock will be eligible for sale in the public market, of which 9,190,769 shares are held by current directors, executive officers and their respective affiliates and may be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

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

In the third quarter of 2015, prior to our IPO, the Company granted stock options under our 2013 and 2015 Plans covering an aggregate of 1,255,637 shares of common stock at a weighted average exercise price of $10.17.

b)	Use of Proceeds from our Initial Public Offering of Common Stock

On August 5, 2015, our registration statements on Form S-1 (File No. 333-205501) relating to our IPO of common stock became effective.

There has been no material change in the planned use of proceeds from our IPO from that described in the related Prospectus.

c)	Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

Aimmune Therapeutics, Inc.

Date: November 4, 2015	By:	/s/ Stephen G. Dilly
Stephen G. Dilly, M.B.B.S., Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Aimmune Therapeutics, Inc.

Date: November 4, 2015	By:	/s/ Warren L. DeSouza
Warren L. DeSouza
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

op
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	8/11/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

10.1#	Transition and Separation Agreement, by and between, Howard Raff and the Company, effective as of October 15, 2015				X

10.2	First Amendment to the Office Facility Lease, dated August 26, 2015, by and between the Company and Diamond Marina LLC and Diamond Marina II LLC	10-Q	8/31/2015	10.2

10.3(a)#	2015 Equity Incentive Award Plan.	S-8	8/11/2015	99.2(a)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Award Plan.	S-1/A	7/27/2015	10.6(c)

10.3(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Award Plan.	S-1/A	7/27/2015	10.6(c)

10.4#	Aimmune Therapeutics, Inc. Employee Stock Purchase Plan.	S-8	8/11/2015	99.3

10.5#	Non-Employee Director Compensation Program.	S-1/A	7/27/2015	10.16

10.6#	Form of Indemnification Agreement for directors and officers	S-1/A	7/27/2015	10.7

10.7#	Executive Employment Agreement, by and between the Company and Stephen G. Dilly, M.B.B.S., Ph.D.	S-1/A	7/27/2015	10.8

10.8#	Executive Employment Agreement, by and between the Company and Warren L. DeSouza.	S-1/A	7/27/2015	10.9

10.9#	Executive Employment Agreement, by and between the Company and Howard V. Raff.	S-1/A	7/27/2015	10.10

10.10#	Executive Employment Agreement, by and between the Company and Robert M. Elfont.	S-1/A	7/27/2015	10.11

10.11#	Executive Employment Agreement, by and between the Company and Mary M. Rozenman.	S-1/A	7/27/2015	10.12

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Indicates management contract or compensatory plan.
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