Form 10-K
period 2015-12-31
Aimmune Therapeutics, Inc.
filed 2016-03-03
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001--37519

AIMMUNE THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	45-2748244
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Marina Blvd Suite #300

Brisbane, CA 94005

(Address of principal executive offices)

(650) 614-5220

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no established public market for the Registrant’s common stock. The Registrant therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The Registrant’s Common Stock began trading on The NASDAQ Global Select Market on August 6, 2015.

As of February 26, 2016, there were 42,238,900 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2016 Annual Meeting of Shareholders, scheduled to be held on May 25, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2015.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates, for the treatment of peanut and other food allergies. It is estimated that over 30 million people in the United States and Europe have a food allergy, with peanut allergy being the most prevalent and most commonly associated with severe outcomes and life-threatening events. Our therapeutic approach, which we refer to as Characterized Oral Desensitization Immunotherapy, or CODITTM, is a system designed to desensitize patients to food allergens using rigorously characterized biologic products, defined treatment protocols and tailored support services. In our Phase 2 studies of our lead CODIT product candidate, AR101, 43 of the 44 patients who completed the AR101 treatment regimen were desensitized to a clinically meaningful level of peanut protein of at least 443 mg, a level that substantially exceeds the amount of peanut protein we believe is typically encountered in an accidental exposure. We initiated PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults), our Phase 3 registration trial of AR101, in December 2015 and anticipate completing the study in the second half of 2017.  AR101 has been granted Fast-Track designation and Breakthrough Therapy designation by the U.S. Food and Drug Administration, or FDA, and, if PALISADE is successful, we intend to file a Biologics License Application, or BLA, with the FDA and a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA. We have worldwide commercial rights to all of our product candidates and, if approved currently intend to commercialize in the United States and Europe with our own specialty sales force.

Our Strategy

Our goal is to build a biopharmaceutical company that develops and commercializes proprietary therapies to improve the lives of food-allergic patients and their families. We intend to achieve this goal by pursuing the following key strategic objectives:

•

Complete development and obtain approval of AR101 in the United States and Europe for the treatment of peanut allergy: We have initiated a Phase 3 registration trial of AR101 in patients with peanut allergy to support the submission of a BLA in the United States and a MAA in the European Union.

•

Commercialize AR101 in the United States and Europe through our own specialty sales force: We own worldwide commercial rights to our product candidates. If AR101 is approved for the treatment of peanut allergy, we intend to commercialize it by developing a specialty sales force targeting a subset of the approximately 4,500 practicing allergists in the United States as well as allergy-focused clinicians in the major European markets. We anticipate that this sales force could also support the commercialization of additional CODIT product candidates, if approved

•

Leverage the CODIT system to develop additional proprietary product candidates for the treatment of food allergies: Leveraging the expertise we have gained developing AR101, we intend to file an IND for a product candidate for the treatment of egg allergy in late 2016 and for an additional CODIT product candidate in 2017.

•

Strategically pursue collaborations: We intend to evaluate opportunities to work with partners that meaningfully enhance our capabilities with respect to the development and commercialization of our CODIT product candidates. In addition, working with key opinion leaders and academic researchers, we intend to evaluate the potential to develop other approaches to treating food allergies.

Food Allergy Overview

Food Allergies are a Significant and Growing Health Problem

Food allergies are a significant and growing health problem in the United States, Europe and throughout the developed world. It is estimated that over 30 million people in the United States and Europe have a food allergy, including over 11 million children. According to a study published in JAMA Pediatrics in 2013, the economic cost of food allergies in the United States is estimated to equal approximately $25 billion per year, of which approximately $4 billion is associated with direct medical expenses. Food allergies are a particularly urgent issue for children and adolescents because of the greater prevalence of food allergies in those age groups and because of the increased risk of accidental exposures leading to a serious allergic reaction. A large scale study conducted in 2011 concluded that approximately 8% of children and adolescents in the United States have a food allergy and that approximately 39% of that group had a history of at least one severe allergic reaction. We estimate that over 50% of patients with peanut allergy experience a severe allergic reaction each year.

Peanut is the most common type of food allergy. Among children with food allergies in the United States, approximately 25% are allergic to peanuts, with other common food allergies being milk (21%), shellfish (17%), tree nut (13%) and egg (10%). We estimate that there are over five million people in the United States and Europe with peanut allergy, including over two million children. The prevalence of peanut allergy in children in the United States is estimated to have increased at a constant annual growth rate of approximately 10% between 1997 and 2008, and experts believe it has continued to rise since 2008.

Risks Associated with Allergic Reactions

Allergic reactions to food are painful, frightening and potentially deadly. Symptoms of an allergic reaction include hives, swelling, vomiting, abdominal pain, wheezing, breathlessness and lowered blood pressure. Severe and potentially life-threatening reactions are referred to as anaphylaxis and such reactions require urgent medical attention and often result in treatment at hospital emergency departments. Food-related allergic reactions are estimated to result in approximately 200,000 emergency room visits and over 10,000 hospital admissions each year in the United States.

Allergic reactions, including severe allergic reactions, can be triggered by exposure to minute quantities of the relevant food allergen. For example, of the over two million people with peanut allergy in the United States, 40% to 50% are sensitive to an exposure of 100 mg or less of peanut protein, the equivalent of less than half of a peanut kernel (one peanut kernel typically contains approximately 250 mg to 300 mg of peanut protein). In addition, people with peanut allergy are often sensitive to as little as 10 mg of peanut protein, the equivalent of approximately 1/25th of a peanut kernel. As a result, accidental exposure arising from contamination of a food source or the inaccurate or confusing labeling of food products occurs regularly and can result in severe allergic reactions.

Causes of Allergic Reactions

Food allergies occur when the immune system responds to a harmless food as if it were a threat. The human gastrointestinal tract contains immune cells whose purpose is to identify and mount a response against proteins deemed to be foreign and unsafe. These cells come into contact with a large amount and variety of food proteins. In a non-allergic person, a tolerance for food proteins develops early in life, and the immune cells do not mount a response when food proteins are detected. In contrast, in an allergic patient, the immune system is sensitized to one or more food proteins, or allergens. As a result of this sensitization, the immune system produces antibodies, known as IgE antibodies, which are directed against a particular allergen, such as a specific peanut protein. The IgE antibodies link with mast cells and basophils, which are other immune cells. When an IgE antibody linked to these immune cells encounters the allergen it is directed against, the immune cells are activated and release histamine and other inflammatory mediators into the blood. These mediators then provoke the symptoms of an allergic reaction.

The development and progression of food allergies is highly variable. It is unknown why some people develop food allergies while others do not. For certain types of allergies, such as milk and egg, patients may outgrow their allergies, but for others, such as peanuts, tree nuts and shellfish, most patients remain allergic for life. In addition, a person’s sensitivity appears to vary over time based on a range of factors. It is not unusual for a person’s first allergic reaction to be mild and their second allergic reaction to be severe or life-threatening.

Challenges in the Current Treatment and Management of Food Allergies

There are currently no approved medical therapies to cure food allergies or prevent their symptoms. The most common practices are strict avoidance of food allergens and emergency treatment of allergy symptoms in the event of an accidental exposure. These options have substantial limitations, and the burdens of practicing avoidance and stress caused by the limited availability of effective treatment options for accidental exposure can have a substantial negative impact on the quality of life of food-allergic patients and their families. For example, food-allergic patients and their caregivers often have difficulties managing their social and day-to-day lives, and live with an ongoing fear of accidental exposure and anaphylaxis. One study found that children with peanut allergy reported a poorer quality of life than children with insulin-dependent diabetes mellitus. A separate study found that the parents of peanut-allergic children reported more disruption in their family’s lives than the parents of children with rheumatological disease.

Limitations of Practicing Avoidance of Food Allergens

Successfully practicing avoidance can be very difficult and requires careful reading of food labels, care in the storage and preparation of foods, awareness of product recalls for mislabeling and contamination, and oftentimes avoidance of cuisines where the food allergen is known to be common. In addition, activities such as attending a sporting event, traveling by airplane or visiting public spaces become difficult and stressful for food-allergic patients and their families. Practicing avoidance can be particularly difficult on food-allergic children as parents often attempt to prevent accidental exposures by limiting their child’s participation in everyday activities, including social activities, eating outside the home and sometimes even choosing to home school their child because such food-allergic children may not have the awareness or self-regulation skills to practice avoidance by themselves. As children move into adolescence and young adulthood, decreased parental supervision and increased societal pressures often complicate the practice of avoidance.

Limitations of Emergency and Symptomatic Treatments

Due to a lack of approved symptomatic or disease-modifying food allergy treatments, food-allergic patients typically must carry rescue medication to treat severe and possibly life-threatening allergic reactions. The most widely used treatment is epinephrine (also known as adrenaline) which is administered using an auto-injector, such as an EpiPen. Epinephrine blunts certain symptoms of the allergic reaction by increasing heart rate and blood pressure and dilating airways, but it does not treat the allergic reaction itself. While epinephrine is useful as a rescue medication, it is not always administered properly or quickly enough and may not be sufficient to counteract the effects of the allergic reaction.

Limitations of Current Desensitization Treatments

Emergency and symptomatic remedies are reactive treatments and often ineffective in the chronic management of food allergies. The most commonly practiced proactive therapy for food and other allergies is desensitization therapy. Desensitization therapy consists of repeated administrations of increasing quantities of an allergen to an allergic patient in order to decrease the immune response to that allergen. The most common form of desensitization therapy is subcutaneous injections for patients with environmental allergies. While desensitization therapy has had significant success in the treatment of environmental allergies, it has been less successful in the treatment of food allergies. Four different desensitization therapy approaches to food allergies have been researched:

•

Subcutaneous Injections: Involves the subcutaneous injection of the food allergen. This approach has been shown to induce desensitization in some patients but has had an unacceptably high incidence of adverse events and research on this approach has largely been abandoned.

•

Sublingual Immunotherapy: Involves the administration of increasing amounts of food extract under a patient’s tongue. This approach has been shown to be safe, but it appears to induce only a modest degree of desensitization.

•	Epicutaneous Desensitization: Involves the use of a patch that causes allergens to be absorbed by the skin. Clinical trials are ongoing to explore the potential viability of this approach.
•

Oral Immunotherapy: Involves the administration of increasing doses of a food-based product on a daily basis over a period of months. This approach has the potential to produce a high degree of desensitization but adoption has been hampered by lack of standardization for products and protocols.

We believe the most effective form of desensitization therapy is oral immunotherapy, or OIT.

Immunology of Oral Desensitization

Oral desensitization works by gradually shifting the balance of the immune system to dampen the allergic response in the case of accidental exposure.

The initial step in an immune response is the presentation of an allergenic protein by an antigen presenting cell, such as a dendritic cell, and subsequent recognition of the allergenic protein by T-cells. T-cells differentiate into Th2 cells upon antigen recognition and secrete a set of proteins called inflammatory cytokines, such as IL-5 and IL-13, which are important in cell signaling. Secretion of this group of cytokines results in B-cell maturation and production of IgE antibodies. IgE antibody cross-linking at the surface of mast cells results in the mast cells releasing histamines, proteoglycans and other molecules, which elicit symptoms of an allergic reaction.

In oral desensitization, very low levels of allergen insufficient to trigger an IgE-mediated allergic reaction induce regulatory T-cells, which dampen the Th2 immune response and induce B-cells to produce IgG4 antibodies. IgG4 antibodies compete with IgE antibodies for mast cell binding and inhibit IgE antibody cross-linking at the surface of the mast cells. As such, when IgG4 antibodies are bound to mast cells, they act to dampen the symptoms of an allergic reaction.

Oral Desensitization in Practice

In an OIT treatment regimen, the initial administration of a particular dose of the food allergen will typically be provided in an allergist’s office and the subsequent administrations will be done at home. The highest level of dosing administration will vary depending on the patient and the protocol, but generally the goal is to achieve desensitization to a level of food allergen greater than the amount a patient might be exposed to in an accidental exposure. Once the highest dosing level is attained, the patient will continue to be administered a maintenance dose on a regular basis. Over time, this regular administration has been shown to result in the patient being desensitized to an amount of food substantially greater than the maintenance dose.

Numerous clinical trials at leading academic research centers have shown that OIT can desensitize patients to a range of food allergies, including peanut, egg and milk. While OIT generally does not cure a patient of his or her allergy, it can provide protection from food allergens at a level that exceeds the amount typically encountered in an accidental exposure. For many patients, this protection meaningfully decreases their stress and anxiety and enables them to lead a more normal life.

While OIT has been shown to be effective, it has not been widely adopted and is currently available only from a limited number of academic research centers and specialized allergy clinics. These institutions have access to compounding pharmacies to produce the doses of food-based product necessary for the therapy and also have the resources to provide the required patient support. However, because no OIT protocol or product has been validated in a large scale clinical trial or approved by the FDA, the treatment regimen and food source used in OIT treatment is determined by the allergist based on their experience and review of the scientific literature, which can lead to varying results. While studies have shown that most patients tolerate OIT well, the incidence of severe adverse events associated with OIT treatment has historically been high enough to raise concerns in the medical community that it is not safe enough to be a standard part of an allergist’s practice. We believe these safety concerns along with complexity and lack of standardization have limited the adoption of OIT by community-based allergists.

Our Solution

Our CODIT system for the treatment of food allergies leverages and improves upon the extensive independent scientific research supporting OIT. Based on our clinical development to date, including our Phase 2 studies of our lead CODIT product candidate, AR101, we believe that our CODIT system has the potential to be widely adopted by allergists and to appeal to patients and parents as a result of the following key attributes:

•

Standardized Products: Our proprietary biologic product candidates are derived from natural food products and are designed to contain precisely defined dosages of well-characterized food proteins so that each dosage is consistent for total protein and relative allergen content. In addition, we expect each of our product candidates, if approved, to be provided to patients as a convenient, orally administered, once daily therapy.

•

Safe and Well-Defined Treatment Regimens: We intend to demonstrate the safety and efficacy of each CODIT product candidate in large scale, well-controlled clinical trials. In addition, we expect each CODIT product candidate to feature clearly defined clinical protocols with gradual up-dosing and practical maintenance dosing regimens designed to enhance safety, tolerability and efficacy.

•

Clinically Meaningful Desensitization: We expect each approved CODIT product candidate to provide patients with protection from food allergens at a level that exceeds the amount typically encountered in an accidental exposure, to impart real world safety.

•	Compatibility with Clinical Practice: We expect our protocols for each CODIT product candidate to be similar to treatment regimens currently utilized by allergists for non-food allergies.
•	Tailored Support Services: We intend to provide physician education, patient guidance and other support services to facilitate the administration of each approved CODIT product candidate.
•

Regulatory Approval: We believe regulatory approval of our CODIT product candidates, if obtained, will validate the extensive existing scientific research supporting oral desensitization and could lead to widespread adoption of our system.

We believe our CODIT system and product candidates, if approved, have the potential to reduce the dangers posed to food-allergic patients, such as accidental exposures resulting in anaphylactic reactions, emergency room visits or hospitalization. We expect that this potential protection from accidental exposures will reduce the stress and anxiety of patients and their families and enable patients to live more normal lives.

AR101 for Peanut Allergy

Overview

We are developing our lead CODIT product candidate, AR101, for the treatment of peanut allergy in children and adults. AR101 is intended to desensitize patients to a level of peanut protein that substantially exceeds the amount typically encountered in an accidental exposure. Patients successfully treated with AR101 will still need to avoid the consumption of peanuts and foods containing peanuts, but we believe that protection from accidental exposure will significantly improve the lives of food-allergic patients and their families.

We believe AR101, if approved, will provide allergists with a safe and practical means of providing oral desensitization treatment to their patients with peanut allergy. AR101 is designed to be taken orally once daily after having been mixed with a common age-appropriate food. As with OIT, patients would start with a very low dose of AR101 and gradually increase their dose over time. The initial assessment of patients and each initial increase in dosage would occur at an allergist’s office. Based on our existing clinical data, we anticipate it will take patients approximately six months to reach a daily dose level of 300 mg of peanut protein. Patients would then continue on a daily 300 mg maintenance dose. Based on independent scientific research, we anticipate that with continued maintenance dosing, patients’ level of desensitization will increase over time. In order to maintain desensitization, patients would need to continue to take a daily 300 mg maintenance dose; however, based on experience with OIT, we do not believe that the occasional failure to take a maintenance dose will significantly affect desensitization.

Our up-dosing and maintenance dosing regimens are set forth below:

For patients in the up-dosing phase of the AR101 treatment regimen, AR101 would be provided in a series of color coded pharmaceutical grade capsules of various dose levels. These capsules can be easily opened and emptied, with the contents then mixed with food. For patients who have reached the 300 mg maintenance dose level, AR101 would be provided in an easy to open-and-empty sachet. We are in the process of evaluating additional delivery forms for AR101 for the maintenance phase including caplets that could be swallowed.

AR101 Product Characteristics

We believe the following characteristics of AR101 could enable it, if approved, to achieve widespread market acceptance and distinguish it from existing treatments and potentially competing products in development:

•

Proprietary Biologic Product: Our proprietary formulation is a complex mixture of a full range of naturally occurring proteins and pharmaceutical-grade ingredients that we developed to enable the convenient dosing of consistent amounts of peanut protein with well-defined relative concentrations of peanut specific allergens.

•

Clinically Meaningful and Reliable Desensitization: Based on the results of our Phase 2 studies of AR101, we believe that patients who successfully complete the AR101 up-dosing regimen will be desensitized to a level of peanut protein that substantially exceeds the amount typically found in a peanut-contaminated food product, which we believe ranges from as little as a fraction of a peanut to as much as a single peanut (which typically contains between 250 mg and 300 mg of peanut protein). In addition, even if such patients have an allergic reaction, based on the results of our Phase 2 studies of AR101, we believe it is likely to be less severe as a result of treatment with AR101. Both our Phase 2 studies of AR101 and independent scientific research have indicated that clinically meaningful desensitization can be attained through an OIT treatment regimen, independent of gender, age and other demographics.

•

Rapid and Predictable Onset of Action: In both our Phase 2 studies of AR101, a clinically meaningful level of protection was typically achieved by patients in the AR101 treatment group after only 22 weeks of dosing. Independent scientific research has also shown that continued maintenance dosing pursuant to an OIT treatment regimen can confer increased protection over time.

•

Attractive Safety Profile: In our Phase 2 studies of AR101, most patients tolerated AR101 well, experiencing only mild, intermittent side effects commonly associated with food allergies during the up-dosing phase of treatment. The most frequent of these side effects included gastrointestinal symptoms ranging from itching of the lips to vomiting, hives, throat itching or discomfort and nasal congestion. We believe that many of these side effects are associated with the increases in dosage amounts during the initial up-dosing phase of the treatment regimen. Once patients are desensitized and on maintenance dosing, we believe that they are likely to experience few or no side effects. Of the 55 patients treated with AR101 in our Phase 2 studies, 44 completed the AR101 treatment regimen, with 10 patients discontinuing treatment due to gastrointestinal side effects that occurred in the first two to four weeks, which were resolved, in each case, within one to three weeks after cessation of treatment. In addition, one patient withdrew from the trial due to scheduling issues.

•

Convenient Oral Administration: AR101 is designed to be provided to patients as a convenient, orally administered, once daily therapy that is mixed with common age-appropriate foods. Compared to subcutaneous, epicutaneous or sublingual administration, we believe our CODIT system represents a more convenient and practical method of dosing, particularly in young patients.

•

Direct, Targeted Mechanism of Action: Oral administration of AR101 enables the allergen to interact directly with immune cells in the gastrointestinal tract responsible for mediating the allergic reaction to peanuts. Oral desensitization works by gradually shifting the balance of the immune system to dampen the allergic response in the case of accidental exposure.

•

Compatibility with Current Clinical Practice and Infrastructure: The AR101 up-dosing regimen involves a series of visits to an allergist. This process is similar in many ways to existing regimens for the treatment of non-food allergies, such as pollen and pet dander, which we believe will facilitate adoption by allergists and reimbursement by payors if AR101 is approved.

•	CODIT Support Services: We intend to provide physician education, patient guidance and other support services to facilitate the administration of AR101, if approved.

Phase 2 Clinical Trials—ARC001

Clinical Trial Design

Our first clinical trial of AR101, ARC001, was a randomized, multi-center, double-blind, placebo controlled Phase 2 trial of AR101 for the treatment of peanut allergy. Fifty-five patients with confirmed peanut allergy ranging in age from four to 21 years old participated in the trial, which was conducted at eight leading academic medical research centers in the United States. Of the fifty-five patients, 29 received AR101 and 26 received placebo. Patients were required to have experienced a prior allergic reaction that was attributed to peanuts, have elevated levels of anti-peanut protein antibodies in their blood and/or tested positive for peanut allergy on a skin prick test. In addition, patients were required to react, at a dosage of 100 mg of peanut protein or less, in a double-blind placebo controlled food challenge, or DBPCFC. A DBPCFC is generally considered the “gold standard” method of measuring a patient’s sensitivity to peanuts or other foods. A DBPCFC is performed in a clinical setting in two sessions that are usually on two separate days. On each day, the patient is orally administered escalating doses of either a suspected allergenic food or a placebo over time and monitored to see if an allergic reaction is elicited. For example, in the entry DBPCFC for ARC001, patients were administered challenge does of 3 mg, 10 mg, 30 mg and 100 mg of peanut protein 20 to 30 minutes apart in one session and a series of placebo doses on the same schedule in the other session. Neither the patient nor the clinicians overseeing the DBPCFC knew what substance was being administered in a given session. If the patient developed a moderate or stronger allergic response after being administered a dose of peanut protein, then such patient was deemed to have reacted to the food challenge at that dosage level. While in our clinical trials we screened patients for peanut allergy using a DBPCFC because of its sensitivity, we do not anticipate that a DBPCFC will be a requirement for prescribing AR101 as DBPCFCs are not widely used a diagnostic tool in current clinical practice.

The table below shows the escalation of challenge doses in a peanut DBPCFC along with the corresponding cumulative exposure attained at each dose level:

Dose #	Challenge Dose Amount (mg)	Cumulative Exposure (mg)
1	3	3
2	10	13
3	30	43
4	100	143
5	300	443
6	600	1,043
7	1,000	2,043

We selected reactivity at a challenge dose of 100 mg or less on a DBPCFC as an inclusion criteria for ARC001 to enable the study of AR101 in patients with more severe allergies. In addition, because a patient’s sensitivity to peanut protein can fluctuate significantly based on various factors, we believed that using a lower maximum tolerated dose would reduce the likelihood that patients in the trial would pass the exit DBPCFC at 300 mg solely due to natural variations in their sensitivity.

The table below shows the baseline demographics of patients participating in ARC001:

	Active AR101	Placebo
Intent To Treat	29 patients	26 patients(1)
Gender	20 male; 9 female	16 male; 10 female
Median Age (min, max)	7 years (4 to 21)	8 years (4 to 14)
Median Peanut Specific IgE (min, max)	64.3 (0.8 to >100)	100.0 (3.5 to >100)
Median Wheal (min, max)	14 mm (5 to 30)	13 mm (5 to 26)
Median Max Tolerated Dose, Cumulative (min, max)	13 mg (3 to 43)	28 mg (3 to 43)

(1)	The placebo group initially contained 27 patients, with one patient withdrawing from the study prior to the commencement of treatment.

In ARC001, 29 patients received AR101 and 26 patients received placebo. On the first day of the study, patients were up-dosed to a dose of 3 mg or 6 mg at the clinical site. Patients then took a daily 3 mg or 6 mg dose at home for two weeks and returned to the clinical site to be up-dosed to the next dose level, either 6 mg or 12 mg dose. This process continued with doses of 12 mg, 20 mg, 40 mg, 80 mg, 120 mg, 160 mg, 200 mg, 240 mg and, finally, 300 mg. If a patient had an allergic reaction at a particular level, the allergist could maintain the patient at that dose for a longer period of time or reduce the dose for a period of time before resuming up-dosing. In addition, if a patient’s schedule did not allow him or her to visit an allergist’s office exactly two weeks after an up-dosing, the patient was permitted to remain on the current dose until he or she was able to visit an allergist. Even with this flexibility, the median completion time for the patients in the AR101 group was not significantly longer than the scheduled completion time. After patients had been taking the 300 mg dose for two weeks, they were administered a DBPCFC with a maximum challenge dose of 600 mg (a 1,043 mg cumulative dose).

Clinical Trial Results and Key Metrics

As the tables below show, ARC001 met the primary endpoint of passing a DBPCFC at a 300 mg challenge dose and met an additional endpoint of passing a DBPCFC at a 600 mg challenge dose.

Primary Endpoint = Pass 300 mg (443 mg cumulative) Challenge at Exit (p<0.0001)
	Active AR101 (29 patients)		Placebo (26 patients)
	Patients	%	Patients	%
Responder	23	79%	5	19%
Non-responder	6(1)	21%	21	81%
Additional Endpoint = Pass 600 mg (1,043 mg cumulative) Challenge at Exit (p<0.0001)
	Active AR101 (29 patients)		Placebo (26 patients)
	Patients	%	Patients	%
Responder	18	62%	0	0%
Non-responder	11(2)	38%	26	100%

(1)	All were early discontinuations.

(2)	Includes the 6 early discontinuations.

Statistical significance is denoted in the table above by reference to the p-values in the Primary Endpoint and Additional Endpoint. The p-value is a measure that states the probability that a comparable or better result would be produced purely by chance. A p-value <0.0001 in the chart means that if the drug was only as effective as the placebo, there would be less than a 0.01% chance that a comparable or better result would be produced purely by chance. A p-value ≤0.05 is a commonly used criterion for statistical significance. When evaluating the potential efficacy of a drug product, the FDA reviews a statistical analysis to determine whether the results of the clinical trial demonstrated that the drug product was efficacious, and a showing of statistical significance in favor of the tested criterion supports the finding of efficacy.

In ARC001, 23 of the 29 patients in the AR101 treatment group completed the trial. All 23 patients who completed the trial passed an exit DBPCFC at a 300 mg challenge dose as compared with five of the 26 patients who received placebo (p≤0.0001). In addition, 18 of the 23 patients in the AR101 treatment group that completed the trial passed an exit DBPCFC at a 600 mg challenge dose compared to none of the 26 patients who received placebo (p≤0.0001). Those patients who passed the DBPCFC at a 300 mg challenge dose had received a cumulative dose of 443 mg of peanut protein, the equivalent of approximately one and one half to two peanut kernels, and those patients who passed the DBPCFC at a 600 mg challenge dose had received a cumulative dose of 1,043 mg of peanut protein, the equivalent of approximately four peanut kernels. We believe these results suggest that AR101 has the potential to provide patients with peanut allergy protection from accidental exposure to peanut protein even when taking into account natural variations in sensitivity. Consistent with independent academic research, our results in ARC001 indicate that clinically meaningful desensitization can be attained independent of gender, age and other demographics.

In addition, we believe that AR101 may lessen the severity of a patient’s reaction to an accidental exposure. As the charts below indicate, we observed significantly more severe reactions to exposure to peanut protein in the exit DBPCFCs in the placebo group as compared to the AR101 group at the same challenge dose level.

These results are supported by the frequency of use of epinephrine during the entry and exit DBPCFCs. During the entry DBPCFCs, four patients in each of the AR101 group and the placebo group had an allergic reaction severe enough to require the use of epinephrine. In contrast, in the exit DBPCFCs, only two patients in the AR101 group needed epinephrine, while eleven patients in the placebo group were administered epinephrine, including three who required two doses. The epinephrine use in the placebo group was caused by reactions starting at doses as low as 30 mg, while in the AR101 group, both administrations were triggered by moderate reactions at the highest challenge dose of 600 mg.

The results of ARC001 also indicate that AR101 was well-tolerated. Among patients in the AR101 treatment group, there was only one incident of anaphylactic reaction of moderate severity that was treated with epinephrine, and there were no other serious or severe adverse events related to treatment with AR101 in the study. Six of the 29 patients in the AR101 treatment group dropped out of the trial. Four patients dropped out of the trial because of moderate gastrointestinal side effects, such as abdominal discomfort and vomiting, and two dropped out of the trial because of a combination of gastrointestinal side effects and compliance issues. This drop-out rate was consistent with prior academic OIT studies. The patients in ARC001 who discontinued treatment prematurely all began to have gastrointestinal symptoms at the 3, 6 or 12 mg dose level and generally dropped out of the study early. Their gastrointestinal issues resolved without significant medical intervention within one to three weeks. One of the patients was diagnosed with eosinophilic esophagitis, or EoE, a condition in which a certain type of white blood cell accumulates in the esophagus. EoE is an immune condition that can be triggered by exposure to food allergens. The standard of care for EoE is simply to avoid exposure to the triggering food allergen, which allows the condition to resolve. Once this patient ceased ingesting AR101, the patient’s EoE symptoms resolved within three weeks. No patients in the placebo group dropped out and there were no incidents of anaphylaxis or other severe or serious adverse events related to treatment in the placebo group.

Phase 2 Clinical Trials—ARC002

Patients who completed ARC001 were eligible to participate in our Phase 2 follow-on study, ARC002, an open label study designed to evaluate the long-term safety, efficacy and tolerability of AR101. In ARC002, those patients who had been in the AR101 treatment group for ARC001 were maintained on a 300 mg maintenance dose for three months and then administered a DBPCFC with a maximum challenge dose of 1,000 mg, resulting in a maximum cumulative dose of 2,043 mg. After administration of this DBPCFC, the patients could choose to continue with a 300 mg maintenance dose or to up-titrate to a higher dose level up to a maximum of 2,000 mg per day. Patients who had been in the placebo group in ARC001 began ARC002 by going through the same up-titration regimen that had been administered to the active group in ARC001 and then were placed on a 300 mg maintenance dose for three months. As with the original active group, they were administered DBPCFCs at the end of both the up-titration period and the three month maintenance period. They then could choose to either stay at a daily dose of 300 mg or begin an up-titration regimen. Independent scientific research has shown that continued maintenance dosing can confer increased protection over time.

Our ARC002 results confirmed and expanded upon the efficacy results of ARC001.  All 26 patients from the placebo arm of ARC001 entered ARC002, and 21 completed the up-dosing phase of treatment. Four patients dropped out of the study due to gastrointestinal issues similar to those seen in the patients who discontinued treatment in ARC001, and one patient dropped out of the study due to scheduling issues. 20 of the 21 patients who completed the up-dosing phase passed the post-up-dosing DBPCFC at a challenge dose of 300 mg, or a 443 mg cumulative dose.

A total of 41 patients, 21 from the ARC001 active arm and 20 from the ARC001 placebo arm, entered the three month maintenance phase of treatment, during which each patient received a daily dose of 300 mg, and were administered a post-maintenance DBPCFC. One patient from the ARC001 active arm did not complete the maintenance period for reasons unrelated to treatment. Of the 40 patients who completed the maintenance period, 100% passed at the 300 mg challenge level, 90% passed at the 600 mg challenge level and 60% passed at the 1,000 mg challenge level.  Those patients who passed at the 1,000 mg challenge level had ingested a cumulative dose of 2,043 mg of peanut protein, the equivalent of 7 or 8 peanuts.  During the post-maintenance DBPCFCs, only two patients required the administration of epinephrine (both after a 1,000 mg challenge dose) and each received only a single administration.

ARC002 also provided additional data regarding the tolerability of AR101.  As in ARC001, among the patients who completed the up-dosing phase in ARC002, side effects were generally mild and intermittent.  There were no treatment related serious or severe adverse events in any of the ARC002 participants.  In addition, the frequency of adverse events during the maintenance period of the ARC002 trial was, on the whole, markedly lower than during the active up-dosing phases of ARC001 and ARC002.

AR101 Clinical Development Program Leverages Historical OIT Studies

Our development of AR101 leveraged the substantial pre-existing independent scientific research on peanut allergy and OIT. In connection with our Investigational New Drug, or IND, submission, we licensed data from studies conducted at three leading academic research institutions that demonstrated the potential of using OIT to desensitize peanut allergic patients.

We have also leveraged academic studies that have shown that the daily administration of a relatively low maintenance dose can enable patients to attain and sustain a significant degree of desensitization. For example, in one study, 29 children with peanut allergy completed an OIT up-dosing regimen and then received a 300 mg daily maintenance dose of peanut protein for 12 months. At the end of that period, 27 of the patients were desensitized to exposure of 3,900 mg of peanut protein and the remaining two were desensitized to exposure of 2,100 mg of peanut protein. Two other studies have also shown that 300 mg maintenance doses can result in consistent desensitization to exposure many times the level of the maintenance dose.

Our clinical trial designs were developed following a review of the academic study protocols described above as well as protocols used in clinical practice. Many of the protocols used in clinical practice have maximum dose levels of several thousand milligrams of peanut protein and use aggressive dose escalation rates to reach the maximum dose levels quickly. We believe that, as a result, patients under these protocols sometimes receive too much peanut protein too soon and consequently suffer anaphylaxis, contributing to the perception that OIT is not safe. In designing our clinical trials, we incorporated low initial dose levels, a gradual escalation of the dosing and much lower maintenance dose levels.  We believe this approach provides for an improved protocol and has the potential to enable patients to safely attain a clinically significant level of desensitization in a reasonable time frame.

We also believe that a successful oral desensitization treatment regimen requires a well-characterized and precisely manufactured drug product. Independent scientific research has shown that the quantity of peanut protein and the relative concentrations of key peanut proteins can vary widely between the different commercially available peanut products that could potentially be used as a source for oral desensitization therapy. These variations could significantly impact the reliability and safety of an oral desensitization treatment regimen. In order to reduce the potential for variability, we chose to use peanut flour solely from the Golden Peanut Company, or GPC, as the basis for AR101. This flour has been used in most of the leading academic studies of peanut allergy OIT and, based on our own testing, shows little variation in the level of peanut protein in different batches of the company’s flour, including between batches produced in different years. In order to develop AR101 as an FDA-approvable biological product, we took the further step of precisely characterizing the protein signature of GPC flour. Independent scientific research has identified numerous peanut proteins that are the allergens that cause allergic reactions to peanuts. Three of these proteins appear to be the most significant and representative of the levels of the other proteins. Our characterization of AR101 is based on precisely measuring total protein amount and the concentrations of those three key proteins, as a proxy for the full range of allergenic proteins contained in AR101.

AR101 Development Plan

We have developed AR101 in close consultation with the FDA and the EMA. In September 2014, the FDA granted AR101 Fast-Track designation for OIT of peanut sensitive adults and children and in June 2015, the FDA granted AR101 Breakthrough Therapy designation for OIT of peanut sensitive children and adolescents (ages 4 through 17). These designations are intended to facilitate the development and to expedite the review of drugs and biologics that are intended for the treatment of serious or life-threatening diseases or conditions and, in the case of a Fast-Track designation, that demonstrate the potential to address unmet medical needs for the disease or condition or, in the case of a Breakthrough Therapy designation, where preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors of products under development with a Fast-Track designation or Breakthrough Therapy designation may have greater interactions with the FDA, including the involvement of more senior staff members, and the FDA may initiate review of sections of a Fast-Track product’s marketing application before the application is complete. A product that receives these designations may be eligible for accelerated approval and priority review, if relevant criteria are met.

We have had ongoing communications and meetings with the FDA relating to the clinical development of AR101 and its manufacture, and we participated in two end-of-Phase 2 meetings with the FDA in July 2015, one with respect to our clinical plans and the other relating to chemistry, manufacturing and control matters. We have had two country level scientific advice meetings with European regulatory authorities and our Pediatric Investigation Plan, or PIP, for AR101 has been approved by the EMA.

In December 2015, we initiated PALISADE, a randomized, double-blind, placebo-controlled study of AR101 for the treatment of peanut allergy in children and adults. We anticipate that PALISADE will enroll approximately 500 patients, including 400 patients between the ages of 4 and 17 and approximately 100 patients between the ages of 18 and 55. The study protocol will largely be a combination of the protocols for ARC001 and ARC002. Patients will be randomized at a three to one ratio between the AR101 group and a placebo group. Patients in PALISADE will be up-dosed to a daily 300 mg dose over a period of five to six months and then maintained at that dose level for approximately six months. At the end of the maintenance period, patients will be administered a DBPCFC. The primary endpoint of the study will be desensitization to cumulative exposure to 1,043 mg of peanut protein, and secondary endpoints will include desensitization to cumulative exposure of 443 mg of peanut protein and desensitization to cumulative exposure of 2,043 mg of peanut protein. We anticipate conducting the study at approximately 64 sites in the Unites States, Canada and the European Union. We anticipate that enrollment in PALISADE will be completed in the second half of 2016, up-dosing of patients will be completed in the first half of 2017 and that the study will be completed in the second half of 2017. Patients who complete PALISADE will be eligible to participate in a roll-over study, ARC004, in which they will either continue to receive maintenance dosing, or, with respect to patients in the PALISADE placebo group, go through the PALISADE up-dosing regimen and then receive maintenance dosing. We expect ARC004 to begin in the fourth quarter of 2016.

Based on our discussions with regulatory authorities, we believe that if PALISADE is successful its data will support the filing of a BLA with the FDA and an MAA with the EMA for the use of AR101.  Pursuant to our PIP, we are planning on initiating a study of AR101, ARC005, that will include peanut allergic patients ages 1 to 3 in the second half of 2017.  We are evaluating additional clinical studies of AR101 in order to evaluate its utility and safety in additional clinical contexts or across broader patient populations and to better understand the health economic impact it may have in various clinical settings.

A significant portion of our operating expenses relates to the development of AR101. For the years ended December 31, 2015, 2014 and 2013, our research and development costs were $19.8 million, $8.2 million, and $3.5 million, respectively, and are included in the research and development expense line item in our Consolidated Statements of Operations and Comprehensive Loss. For further detail about the research and development activities, refer to the research and development section in the “Management’s Discussion and Analysis” in this Annual Report on Form 10-K.

Additional Food Allergy Research and Development

We intend to leverage the expertise gained in our development of AR101 to develop CODIT product candidates for a range of additional food allergies. A critical part of our process is transforming natural food products into biopharmaceuticals. This process requires identifying the key proteins that need to be in the product, developing characterizations methods for those proteins, creating usable formulations and ensuring the stability of those formulations.

We are in the process of developing formulations for CODIT product candidates for the treatment of two additional food allergies. We currently anticipate that we will file INDs for a CODIT product candidate for the treatment of egg allergy in late 2016 and for an additional CODIT product candidate in 2017.  We expect to conduct these studies at leading academic allergy research centers in the United States and Europe.

Based on existing scientific research, we believe that once a significant level of desensitization to the allergens in certain foods has been achieved, it may be possible to re-introduce that food into the patients’ diet in a controlled manner. The level of desensitization necessary to allow for reintroduction of those foods into the diet is likely to be much higher than is necessary to reduce the risk from accidental exposure. Therefore, the CODIT treatment regimen to reintroduce food may be significantly longer. In addition, the development pathway for those therapies may be different from the one used for AR101.

We are also researching potential CODIT product candidates for several other food allergies and for the treatment of two or more food allergies at once. We also believe that AR101 and our other potential future CODIT product candidates could potentially be used in conjunction with certain drugs on the market and in development for environmental allergies and asthma. We believe that using these drugs in combination with our CODIT product candidates, if approved, could allow for a quicker up-dosing regimen or for the treatment of highly sensitive patients. We are currently evaluating potential clinical approaches to studying these drug combinations.

Sales and Marketing

Subject to regulatory approval, we intend to commercialize AR101 in the United States and Europe by developing a specialty sales force targeting a subset of the approximately 4,500 practicing allergists in the United States as well as allergy-focused clinicians in major European markets. We anticipate that this sales force could also support the commercialization of additional CODIT product candidates, if approved. We intend to focus our sales efforts on patients with more severe food allergies, particularly children. While in our clinical trials we have screened patients for peanut allergy using a DBPCFC. We do not anticipate that a DBPCFC will be a requirement for prescribing AR101 as DBPCFCs are not widely used as a diagnostic tool in current clinical practice. We anticipate that our CODIT system for food allergies will encompass providing a range of services to patients and their physicians including telephone and e-mail support for patients, physician awareness and education activities, reimbursement assistance, benefit navigation and co-pay and patient assistance programs. Based on the estimated direct medical expenses associated with peanut allergy and the estimated number of people with peanut allergy in the United States, we believe the potential market opportunity for approved peanut allergy treatments in the United States could exceed one billion dollars annually.

Manufacturing

We currently do not own manufacturing facilities and have limited personnel with manufacturing experience. We contract with third-party manufacturers to produce the food product and final biologic product for our product candidates and to package our product candidates. We are currently building a manufacturing facility in a leased building in Clearwater, Florida, at the site of one of our current contract manufacturers. We plan to continue to rely on that contract manufacturer and other contract manufacturers for the production of supply for our clinical trials, and if we receive marketing approval for a product candidate, for commercial supply.

Our product candidates are manufactured in accordance with stringent manufacturing processes. Our processes are designed to ensure that that the total protein content of each formulation and the relative concentrations of particular proteins are consistent. Through our contract manufacturers, we are capable of producing dosages with protein content as small as 0.5 mg and have developed advanced analytical methods to ensure each dose contains precisely defined amounts of multiple well-characterized allergenic proteins. Our formulations are also designed to ensure that the drug product is acceptably stable and can be easily mixed with food.

AR101 is currently produced for us by a contract manufacturer using our proprietary process. This process involves several blending and characterization steps intended to ensure that each dose contains a precise amount of peanut flour containing a specific concentration of peanut protein. Because peanut flour is a sensitizing agent, AR101 must be produced on a manufacturing line that is physically separated from other manufacturing lines and that has its own ventilation system. The manufacturing line that we have used to produce the clinical supply for our PALISADE trial will not be adequate to produce commercial supplies of AR101. In June 2015, we leased space in a building near our current contract manufacturer’s existing facility and intend to establish a commercial scale manufacturing line for AR101 in that space. We are currently in the process of negotiating a supply agreement with our contract manufacturer pursuant to which the manufacturer would use our manufacturing line to produce commercial supplies of AR101 for us. Producing commercial quantities of AR101 will require us to scale up our existing manufacturing process and institute rigorous quality control and assurance procedures. In addition, we will need to engage a new provider of packaging services. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Qualifying manufacturers and providers of packaging services is a lengthy process. If at any time, one or more of our qualified contract organizations were not able to manufacture or package our drug product candidate or provide other requisite services, our business and financial condition could be materially adversely affected.

Our third-party suppliers (other than GPC), their facilities and all lots of product candidates used in our clinical trials are required to be in compliance with current Good Manufacturing Practices, or cGMP. The cGMP regulations include requirements relating to organization and personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the FDA’s satisfaction before any product is approved and we can manufacture commercial products. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, which may include the evaluation of procedures and operations used in the testing and manufacture of our products to assess compliance with applicable regulations.

Suppliers

Our lead product candidate, AR101, contains peanut flour and pharmaceutical-grade ingredients. We source the peanut flour from GPC, a wholly-owned subsidiary of Archer Daniels Midland. We chose to use peanut flour from GPC as the basis for AR101 because its peanut flour has been used in most of the leading academic studies of peanut allergy OIT and because we believe that the widespread use of GPC peanut products in the United States may make their peanut flour representative of the type of peanut protein that patients are most likely to encounter in an accidental exposure. The other ingredients in AR101, such as diluents, glidants and lubricants, are sourced from established producers of pharmaceutical grade ingredients. In order to develop AR101 as an FDA-approvable biological product, we took the further step of precisely characterizing the protein signature of GPC flour. Independent scientific research has identified numerous peanut proteins that are the allergens that cause allergic reactions to peanuts. Three of these proteins appear to be the most significant and representative of the levels of the other proteins. Our characterization of AR101 is based on precisely measuring total protein amount and the concentrations of those three key proteins.

We purchase standard food-grade peanut flour from GPC pursuant to a long-term exclusive commercial supply agreement. Under the terms of the agreement, we are obligated to purchase peanut flour exclusively from GPC provided that GPC is able to supply us in a timely manner with the quantity of peanut flour that we require. GPC is not allowed to sell peanut flour of the type (or equivalent to the type) we use to any third party in United States, Mexico, Canada, the European Union or Japan for use in OIT for peanut allergy provided that we are in compliance with our exclusive purchase obligation and meet specified annual purchase commitments. The agreement remains in effect until five years after the first delivery to us of peanut flour for commercial use and includes an option for us to extend the term for an additional five years. We may terminate the agreement at any time for any reason upon providing 60 days’ written notice to GPC, and GPC may terminate the agreement upon 60 days’ written notice if we fail to meet our minimum annual purchase commitment and fail to pay an amount equal to GPC’s standard price for the unpurchased quantity within the notice period. Either party may terminate the agreement if the other party fails to cure their material breach within 30 days of receiving notice of such breach from the non-breaching party or if the other party fails to perform their obligations under the agreement for a continuous period of 90 days due to a force majeure event or an insolvency or bankruptcy-related events.

Intellectual Property

We have filed patent applications in the United States and international patent applications pursuant to the Patent Cooperation Treaty relating to the manufacture, formulation and stability of AR101 and certain of our other product candidates. One patent, covering certain of our manufacturing methods for AR101, has been issued in the United States. There is no assurance that any additional patents will be issued from any of our pending patent applications. Even if patents do issue, there can be no assurance that the scope of the claims contained in the patents will be broad enough to provide protection from potentially competing products. If issued, our patents relating to AR101 are projected to expire between 2033 and 2034 without taking into account any potential patent term extensions. Our patent applications seek protection relating to our formulations and methods of manufacture. We do not own or license, and do not anticipate that we will be able to obtain, a composition of matter patent over the active pharmaceutical ingredient in AR101 or for any other product candidates that are based on widely or readily available food products.

In addition to patents, we rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. While we believe that our development experience and scientific knowledge provide us with competitive advantages, we may face competition from large pharmaceutical and biotechnology companies, smaller pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic drug companies, academic institutions, government agencies and research institutions and others.

Many of our potential competitors may have significantly greater financial, technical and human resources than we have. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop or market products or other novel technologies that are more effective, safer or less costly than any that will be commercialized by us, or if they obtain regulatory approval for their product candidates more rapidly than we may obtain approval for ours. Our success will be based in part on our ability to identify, develop and manage a portfolio of drugs that are safer, more efficacious and/or more cost-effective than alternative therapies.

Currently there are no approved medical therapies for the treatment of food allergies. We are aware that DBV Technologies S.A., or DBV, is developing treatments for peanut allergy and other food allergies based on a patch technology that epicutaneously delivers food allergens to the patient with the goal of desensitizing the patient to the allergens. DBV initiated a Phase 3 study for the treatment of peanut allergy in late 2015. If AR101 and/or any future product candidate of ours is approved, they may face competition from DBV’s product candidates, if approved.

In addition, we may face competition from allergists who decide to provide OIT and other desensitization therapies to their patients using their own formulations of food allergens and treatment protocols rather than adopting our product candidates or we may face competition from companies that develop their own OIT products or other desensitization therapy products.

In the future, we may face competition from competitors seeking to use AR101 as a reference product while developing a biosimilar product candidate using the FDA’s abbreviated approval pathway for biosimilar products. The abbreviated regulatory pathway, created pursuant to the Biologics Price Competition and Innovation Act of 2009, or BPCIA, establishes legal authority for the FDA to review and approve biosimilar biologics. To be considered a biosimilar, a product candidate must be highly similar to the reference product notwithstanding minor differences in clinically inactive components. In addition, there can be no clinically meaningful differences between the product candidate and the reference product in terms of the safety, purity, and potency of the product. We believe that the concentrations of relevant proteins in the peanut flour we source pursuant to our exclusive contract with the GPC are significantly different from the concentrations of proteins found in other commercially available sources of peanut flour, and that a product candidate using different concentrations of such proteins or different proteins might not be considered “highly similar” to AR101 by the FDA. Such a product candidate would not be eligible for the biosimilar approval pathway. However, there can be no guarantee that the FDA would agree with this interpretation.

Under the BPCIA, a reference product may be eligible for a 12-year period of exclusivity starting from the date that the product is first licensed by the FDA pursuant to the approval of a BLA, during which time no approval of a biosimilar product under the abbreviated approval pathway may be made effective. We believe that if the FDA approves a BLA for AR101, AR101 should qualify for this 12-year period of market exclusivity, known as reference product exclusivity, such that no approval of a biosimilar version of our product could become effective prior to the expiration of that 12-year period. However, these exclusivity provisions have been subject to various interpretations that have not yet been fully addressed by the FDA, and there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider AR101 to be eligible for reference product exclusivity, potentially creating the opportunity for competition sooner than anticipated. In addition, even if AR101 were to receive reference product exclusivity, a competitor may seek approval of a product candidate under a full BLA rather than a biosimilar product application. In such a case, although the competitor would not enjoy the benefits of the abbreviated pathway for biosimilar approval created under the BPCIA, the FDA would not be precluded from making effective an approval of the competitor product pursuant to a BLA prior to the expiration of our 12-year period of marketing exclusivity.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government payor programs (such as Medicare and Medicaid in the United States), managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the studies required to obtain regulatory approvals.  In the United States, decisions regarding the extent of coverage and amount of reimbursement to be provided for our products, if approved, will be made on a payor by payor basis. Each payor determines whether or not it will provide coverage for a drug, what amount it will pay for the drug, and on what tier of its formulary the drug will be placed. The drug’s formulary placement generally determines the out-of-pocket costs to a patient in order to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products and related services.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payor interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and possible legislative proposals. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the drug candidates that we are developing and could adversely affect our net revenue and results.

Different pricing and reimbursement schemes exist in each country. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available treatment approaches. Other member states allow companies to set their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

Significant uncertainty also surrounds the reimbursement of allergists for administering the anticipated treatment regimen for AR101 and our other products candidates. In the United States, it is not certain whether the existing reimbursement codes that can be appropriately used for AR101 up-dosing sessions will adequately compensate clinicians for the time spent on these visits. We may decide to seek the creation of new codes and associated reimbursement rates to ensure that clinicians are adequately compensated; however, creation of new codes is a complicated and lengthy process, and we may not be successful in any such efforts. In markets outside of the United States, we will need to evaluate clinician compensation mechanisms in each market to determine whether any action needs to be taken to ensure appropriate payment of physicians for administration of the treatment regimens.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations as we begin to directly commercialize our products.

In particular, there have been and continue to be a number of initiatives at the U.S. federal and state level that seek to reduce healthcare costs. Initiatives to reduce the federal deficit and to reform healthcare delivery are increasing cost-containment efforts. We anticipate that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the healthcare delivery system. Any proposed or actual changes could limit or eliminate our spending on development projects and affect our ultimate profitability.

In March 2010, the Affordable Care Act was signed into law, which has the potential to substantially change the way healthcare is financed by both governmental and private insurers. The Affordable Care Act, among other things, established: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; revised the methodology by which rebates owed by manufacturers for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of certain injectable outpatient drugs, as well as prescriptions of individuals enrolled in Medicaid managed care organizations; and required manufacturers to offer 50% point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

In the future, there may continue to be additional proposals relating to the reform of the United States healthcare system, some of which could further limit the prices we are able to charge for our products candidates, or increase the co-pay obligations of patients. If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on our profitability.

Government Regulation

Government Regulation in the United States

Government authorities in the United States at the federal, state and local level, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacturing, labeling, packaging, promotion, advertising, storage, distribution, marketing, post-approval monitoring and reporting, and export and import of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various pre-clinical, clinical and commercial requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Overview of Biologics Regulation in the United States

In the United States, our product candidates are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or PHSA, and regulations implemented by the FDA. Section 351(i)(1) of the PHSA defines a biological product (biologic) as a virus, therapeutic serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product, protein (except any chemically synthesized polypeptide), or analogous product applicable to the prevention, treatment, or cure of a disease or condition of human beings. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of pre-clinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practices, or GLP, regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is initiated;
•	performance of adequate and well-controlled clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•	preparation, and submission to, the FDA of a BLA after completion of clinical trials;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP requirements, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency; and

•	FDA review and approval of the BLA prior to any commercial marketing or sale of the product in the United States.

Pre-clinical Studies and IND Application

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also generally includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. We filed an IND for AR101 in April 2013 for use in oral desensitization therapy for peanut allergy in children and adults. Because there are no robust animal models of peanut allergy, we did not conduct any pre-clinical efficacy studies of AR101. In addition, because AR101 is based on a food product, the FDA did not require us to submit any pre-clinical toxicology data.

Clinical Trials

An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with Good Clinical Practices, or GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each clinical protocol and any subsequent protocol amendments must be submitted to the FDA as part of the IND, and an IRB at each site where the study is to be conducted must also approve the study. The IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries. Clinical trials typically are conducted in three or four sequential phases, but the phases may overlap or be combined.

•

Phase 1. The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•

Phase 2. The investigational product is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks and preliminarily evaluate efficacy.

•

Phase 3. The investigational product is administered to an expanded patient population, generally at geographically dispersed clinical study sites to generate enough data to statistically evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product, and to provide an adequate basis for product licensure.

•

Phase 4. In some cases, the FDA may condition approval of a BLA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the product. Such post-approval studies are typically referred to as Phase 4 clinical trials.

The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate. Concurrent with clinical trials, companies may complete additional in vitro studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the safety, purity and potency of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Review and Approval of a BLA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed information regarding the investigational product is submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent pre-clinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. Under federal law, the submission of most BLAs is subject to an application user fee, and the sponsor of an approved BLA is also subject to annual product and establishment user fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances.

Once a BLA has been submitted, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency.

Before approving a BLA, the FDA typically will inspect the facility or facilities at which the product is manufactured. The FDA will not approve the application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The FDA is required to refer an application for a novel product to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 trial or trials, and/or other significant, expensive and time-consuming requirements related to clinical trials, pre-clinical trials or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. The FDA may also approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials, and may limit further marketing of the product based on results of these post-marketing studies. Such post-market testing may include Phase 4 trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. New government requirements, including those resulting from new legislation, may also be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Expedited Review and Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast-Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for that disease or condition. For a Fast-Track product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted if relevant criteria are met. A Fast-Track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing. Priority review designation does not change the scientific or medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In September 2014, the FDA granted AR101 Fast-Track designation.

In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or FDASIA. This law established a new regulatory scheme allowing for expedited review of products designated as “Breakthrough Therapies.” A product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Post-Approval Requirements

Biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data. Manufacturers of biologics and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising, and promotion of biologics. A company may make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use of their products.

Abbreviated Licensure Pathway of Biological Products as Biosimilar or Interchangeable

The Patient Protection and Affordable Care Act, or PPACA, signed into law on March 23, 2010, included the BPCIA, which amended the PHSA and established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. To date, only one biosimilar has been licensed under the BPCIA, although numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years after the date that the reference product is first licensed by the FDA. In addition, the approval of an application for a biosimilar product may not be made effective by the FDA until 12 years after the date that the reference product is first licensed by the FDA. These exclusivity provisions have been subject to various interpretations that have not yet been fully addressed by the FDA. In addition, even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own pre-clinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

Other Healthcare Laws in the United States

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. The laws we are subject to include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, physician payment transparency and privacy and security laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti-kickback laws which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the United States government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposed new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Government Regulation in Europe

In the European Economic Area, or EEA, (which is composed of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.

There are two types of MAs:

•

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210 days review period is reduced to 150 days.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Employees

As of December 31, 2015, we had 38 full-time employees. Of these employees, 24 are engaged in research and development. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were founded on June 24, 2011 as a Delaware corporation under the name Allergen Research Corporation. In May 2015, we changed our name to Aimmune Therapeutics, Inc. We completed our initial public offering in August 2015. Our common stock is currently listed on The NASDAQ Global Select Market under the symbol “AIMT.” We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, and therefore we are subject to reduced public company reporting requirements. Our principal executive offices are located at 8000 Marina Blvd, Suite 300, Brisbane, CA 94005 and our telephone number is (650) 614-5220. Our website address is www.aimmune.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the U.S. Securities and Exchange Commission, or SEC.

Available Information

We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Copies of this information may be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the SEC.

Item 1A. Risk Factors.

Our business involves a significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, system and our lead product candidate, AR101, which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $35.8 million and $11.1 million for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, our accumulated deficit was $53.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize AR101, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of AR101. As of December 31, 2015, we had capital resources consisting of cash, cash equivalents and investments of $199.8 million. In August 2015, we completed our initial public offering, or IPO, of our common stock pursuant to which we received proceeds of $168.1 million, net of underwriting discounts and commissions, and offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval for and prepare for the commercialization of AR101, and as we develop other product candidates.

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

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through data readout of PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults), our ongoing Phase 3 registration trial for AR101. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaborations agreements, we may have to relinquish valuable rights to our product candidates including possible future revenue streams. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to complete our PALISADE trial, the related roll-over study, ARC004, our anticipated pediatric study and any other studies of AR101;
•	the time and cost associated with clinical trials and pre-clinical development of other product candidates;
•	our ability to obtain regulatory approval for and subsequently commercialize AR101 or any other product candidates we develop;
•	the time and cost necessary to develop clinical supplies and a commercial-scale manufacturing process for AR101;
•	sales and marketing costs associated with AR101, if approved, including the cost and timing of developing our sales and marketing capabilities;
•	the amount of sales and other revenue from AR101, if approved;
•	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
•	the costs associated with any additional clinical trials of AR101;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	our ability to attract, hire and retain qualified personnel; and
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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•	the timing and cost of, and level of investment in, research, development and commercialization activities relating to our product candidates, which may change from time to time;
•	coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our product candidates;

•	the cost of our clinical trials, including the ability to initiate sites, enroll patients in a timely manner and submit or obtain approval of regulatory filings;
•	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
•	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;
•	the level of demand for our products, if approved, which may vary significantly;
•	future accounting pronouncements or changes in our accounting policies; and
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

Risks Related to Our Business

We are substantially dependent on the success of AR101 which will require significant additional clinical testing before we can seek regulatory approval and potentially commence commercial sales, and which may not be successful in clinical trials, receive regulatory approval or be successfully commercialized, even if approved.

To date, we have invested substantially all of our efforts and financial resources in the research and development of our CODIT system and AR101, which is currently our only product candidate in clinical development. Before seeking marketing approval from regulatory authorities for the sale of AR101, we must conduct extensive clinical trials to demonstrate the safety, purity and potency of the product in humans. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval. We cannot be certain that AR101 will be successful in clinical trials. Further, AR101 may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals for AR101, we may not be able to continue our operations. Our prospects, including our ability to finance our operations and generate revenue, will depend largely on the successful development, regulatory approval and commercialization of AR101. We do not expect that such commercialization will occur for at least the next two years, if ever. The clinical and commercial success of AR101 will depend on a number of factors, including the following:

•	the results from our PALISADE trial;
•	the frequency and severity of adverse effects of AR101;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•

the ability of third-party manufacturers to manufacture supplies of AR101 and to develop, validate and maintain a commercial-scale manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•	our ability to maintain our exclusive supply relationship with the Golden Peanut Company, or GPC;
•	our ability to demonstrate AR101’s safety and efficacy to the satisfaction of the FDA and foreign regulatory authorities;
•

whether we are required by the FDA to conduct additional clinical trials prior to the approval to market AR101 and whether the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;
•	the extent and nature of any Risk Evaluation and Mitigation Strategy, or REMS, or foreign equivalent, that may be required in connection with regulatory approval or following regulatory approval;
•	whether the FDA may restrict the use of our products to a narrow population;

•	our ability to successfully commercialize AR101, if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
•	our success in educating physicians and patients about the benefits, administration and use of AR101;
•	acceptance of AR101 as safe and effective by patients and the medical community;
•	the continued prevalence of peanut allergy;
•	achieving and maintaining compliance with all regulatory requirements applicable to AR101;
•	the effectiveness of our own or any future collaborators’ marketing, pricing, coverage and reimbursement, sales and distribution strategies and operations;
•	our ability to obtain issued patents that cover AR101 and to enforce such patents and other intellectual property rights in and to AR101;
•	our ability to avoid third-party intellectual property claims; and
•	a continued acceptable safety profile of AR101 following approval.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials and of similar academic research studies. For example, the positive results generated in our Phase 2 clinical trials of AR101 do not ensure that our PALISADE trial will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or commercial acceptance for our product candidates.

In addition, we do not know whether our PALISADE trial or clinical trials of other product candidates will  need to be redesigned, enroll an adequate number of patients on time or be conducted on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure to:

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

For example, subsequent to filing our Investigational New Drug, or IND, for AR101, the FDA put the Phase 2 clinical trial on clinical hold in order to obtain additional information regarding our manufacturing process and to request certain changes to the design of the clinical trial. Specifically, the FDA requested information regarding the procedures used to ensure that the drug product was not contaminated, the procedures used to ensure the uniformity and consistency of the drug product, our acceptance procedures for the drug product and the placebo, and procedures to ensure correct dosing. In addition, the FDA requested changes to the clinical trial relating to the stopping rules for the trial, withdrawal criteria for the trial, exclusion criteria for patients, the appearance of the drug and the placebo and the drug lots used in the trial. We provided the FDA with the information it requested and made agreed upon changes to the clinical trial. However, complying with the FDA’s request resulted in an approximately two month delay in initiation of the trial.

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance and, as a result, may be subject to unanticipated delays. We anticipate that we will conduct our clinical trials, at least in part, at leading academic allergy research centers in the United States and Europe, as well as at community allergy practices. The number and capacity of such sites is limited and our ability to access the sites may be affected by the number and size of other trials occurring at the same time, including trials sponsored by our competitors. If adequate capacity at these sites is not available, the initiation and pace of our clinical trials may be adversely affected.

Conducting clinical trials in foreign countries, as we are doing for our PALISADE trial, presents additional risks that may delay completion of our clinical trials. These risks include the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes and political and economic risks relevant to such foreign countries. In addition, the FDA may determine that our clinical trial results obtained in foreign subjects are not representative of the U.S. patient population and are thus not supportive of a Biologics License Application, or BLA, approval in the United States.

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

In addition, certain sub-groups of patients may be more difficult to recruit than others. For example, in our PALISADE trial, we intend to recruit a significant number of patients over the age of 26. We have not enrolled patients in this age group before and believe they may be more difficult to recruit than younger patients. If we are not able to recruit sufficient numbers of patients over the age of 26 into our PALISADE trial, any approval that we may obtain will not include an indication for patients over the age of 26. If we are not able to recruit patients to participate in our clinical trials in a timely manner, our business and results of operations could be adversely affected.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval to market AR101 for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA that AR101 is safe, pure and potent for the proposed indication or meets similar standards set by foreign authorities;
•	the FDA or the applicable foreign regulatory authority may disagree with the interpretation of data from clinical trials;
•	our inability to demonstrate that the clinical and other benefits of AR101 outweigh any safety or other perceived risks;
•	the FDA or the applicable foreign regulatory authority may require additional nonclinical studies or clinical trials;
•	the CROs that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•	the FDA or the applicable foreign regulatory authority may not approve or disagree with the formulation, packaging, labeling and/or the specifications of AR101;
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

•	the FDA or the applicable foreign regulatory authority may require development of a REMS as a condition of approval or post-approval that is more extensive than proposed by us;
•	our inability to demonstrate that the manufacturing process for AR101 is adequately controlled to ensure that all product produced meets required quality standards;
•	the FDA or the applicable foreign regulatory authority may fail to approve the third-party manufacturers or testing laboratories with which we contract; or
•

the potential for approval policies or regulations of the FDA or the applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs and biologics in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. In addition, the FDA has never approved a drug for treating food allergy through desensitization and, in particular, has never approved a drug based on efficacy as measured by a double-blind, placebo controlled food challenge, which is the testing mechanism for determining the desensitization efficacy of AR101.

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

The source material for AR101 is a specific type of peanut flour, which we purchase from GPC pursuant to a long-term exclusive commercial supply agreement. In order to develop AR101 as an FDA-approvable biological product we were required to precisely characterize the protein signature of the flour. We believe the flour produced by GPC has a distinct protein signature that is significantly different from the protein signatures of other commercially available peanut flours and, as a result, it is unlikely that we could use any other peanut flours as the source material for AR101. If GPC became unwilling or unable to supply us with peanut flour, our business and operating results would be materially adversely affected.

In addition, our agreement with GPC does not require GPC to provide us with peanut flour that has a specific protein signature or that meets other potentially relevant pharmaceutical standards. We have tested multiple lots of GPC peanut flour produced in several different years and generally have not identified significant variations in the protein signature between lots. We can provide no assurance that natural variations in the peanuts sourced by GPC, changes in the agricultural practices used to produce the peanuts sourced by GPC, or variations in GPC’s manufacturing process will not result in alterations in the protein signature or other characteristics of GPC’s peanut flour that would make it unsuitable for use in AR101. If such alterations occurred, we would not be able to manufacture AR101 and our business and operating results would be materially adversely affected. In addition, as our purchases of peanut flour from GPC represent an insignificant portion of GPC’s total peanut flour sales, we have only a limited ability to influence GPC’s decisions regarding its sourcing of peanuts or methods of producing peanut flour.

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

Although we have monitored the subjects in our studies for certain safety concerns and we have not seen evidence of significant safety concerns in our clinical trials, patients treated with AR101 may experience adverse reactions. For instance, in independent research studies, patients receiving OIT for peanut allergy have suffered severe anaphylactic reactions. While we have developed AR101 and its associated treatment regimen in a manner which we believe reduces the risk of adverse reactions, we can provide no assurance that patients administered AR101 will not also suffer severe anaphylactic reactions, including reactions leading to death. For example, in our ARC001 clinical trial, one patient had an allergic reaction that was attributed to AR101 that was severe enough to require the administration of epinephrine and six patients in our ARC001 clinical trial and four patients in our ARC002 clinical trial who received AR101 and who did not achieve desensitization dropped out of the clinical trial early in the treatment regimen due to gastrointestinal side effects. It is possible that the FDA may ask for additional data regarding such matters.

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

The AR101 treatment regimen, if approved, would require that patients start with a very low dose of AR101 and gradually increase their dose over time. Based on our existing clinical data, we anticipate it will take patients approximately six months to reach a daily dose level of 300 mg of peanut protein. Patients would then continue on a daily 300 mg maintenance dose.

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

We do not currently have the infrastructure or internal capability to produce our clinical or commercial supply of AR101, and we lack the internal resources and the capability to manufacture any product candidates on a nonclinical, clinical or commercial scale. The FDA and other comparable foreign regulatory authorities must, pursuant to inspections that will be conducted before and after we submit our BLA or relevant foreign regulatory submission, approve our contract manufacturers to manufacture AR101 or any future product candidates.

We do not directly control the manufacturing of, and are completely dependent on, contract manufacturers for compliance with cGMP for manufacture of our products and product candidates. While we are building our own manufacturing facility in a leased building in Clearwater Florida, we will be reliant upon a contract manufacturer to operate that facility.  If the contract manufacturer operating that facility or our other contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We intend to rely on a third-party manufacturer to develop a commercial-scale manufacturing process for AR101. While we have identified a potential manufacturing partner for the commercial supply of AR101, we have not yet entered into agreements with respect to that supply. Aspects of our manufacturing process for AR101 are complex and our existing manufacturing process will need to be scaled up to meet our anticipated commercial requirements. If we and our third-party manufacturer are not able to successfully develop a commercial manufacturing process or do so in a timely manner, we will not be able to initiate commercialization of AR101 within our estimated timeline, if at all. We anticipate that we will initially be dependent on a single contract manufacturer for the production of AR101 and that during such time, our commercialization efforts will be substantially dependent on this single contract manufacturer’s ability to scale up the manufacturing process for AR101. In addition, we will need to make a substantial investment in property and equipment in order to support the commercial production of AR101. Any delay in making that investment and acquiring the necessary infrastructure could delay commercial production of AR101.

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

Even if we obtain FDA or other regulatory approvals, AR101 or any future product candidates may not achieve market acceptance among clinicians, patients, patient advocacy groups, healthcare payors and the general medical community. With respect to AR101, which we intend to market as a means of obtaining protection from accidental exposure to peanut protein and not as a cure for peanut allergy, we anticipate that clinicians will continue to recommend that their patients strictly avoid foods that may contain any amount of peanut protein and continue to carry epinephrine auto-injectors even if the patients have been successfully desensitized with AR101. As a result, if we are unable to persuade clinicians, patients, caregivers and payors that AR101 has therapeutic value when used in conjunction with the practice of avoidance, our sales will be adversely affected.

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

Significant uncertainty exists as to the coverage and reimbursement status of any drug candidates for which we obtain regulatory approval. Our ability to commercialize any products successfully in the United States will depend in part on the extent to which coverage and reimbursement for these products becomes available from third-party payors, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers. Third-party payors are generally able to affect the utilization of drugs by a variety of mechanisms, including deciding which medications they will cover, determining the amount they will pay for a product, establishing which formulary tier to place the drug on that may result in, among other things, greater out-of-pocket costs to patients, and creating pre-authorization procedures. A primary trend in the U.S. healthcare industry is cost containment. Coverage, reimbursement, out-of-pocket costs to patients, and pre-authorization requirements may impact the demand for any product for which we obtain marketing approval. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

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

In addition, under the Medicare program, physician payments are updated on an annual basis according to a statutory formula. Because application of the statutory formula for the update factor would have resulted in a decrease in total physician payments for the past several years, Congress has intervened with interim legislation to prevent the reductions. In April 2015, however, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, was signed into law, which repealed and replaced the statutory formula for Medicare payment adjustments to physicians. MACRA provides a permanent end to the annual interim legislative updates that had previously been necessary to delay or prevent significant reductions to payments under the Medicare Physician Fee Schedule. MACRA extended existing payment rates through June 30, 2015, with a 0.5% update for July 1, 2015 through December 31, 2015, and for each calendar year through 2019, after which there will be a 0% annual update each year through 2025. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System, or MIPS, beginning in 2019, under which physicians may receive performance based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities and meaningful use of electronic health records. MACRA also requires Centers for Medicare & Medicaid Services, or CMS, beginning in 2019, to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations, that emphasize quality and value over the traditional volume-based fee-for-service model. It is unclear what impact, if any, MACRA will have on our business and operating results, but any resulting decrease in payment may result in reduced demand for our product candidates or additional pricing pressures.

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

As of December 31, 2015, we had 38 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize AR101 or any future product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of Sarbanes Oxley, which could result in sanctions or other penalties that would harm our business.

As a new public company, we have and will continue to incur significant legal, accounting and other expenses that we did not  incur as a private company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

To date, we have never conducted a review of our internal control for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. For example, during the course of our audit for the years ended December 31, 2013 and 2014, we identified a material weakness in our internal control over financial reporting related to our lack of written policies regarding our accounting function, lack of oversight of account reconciliations, lack of independent review of manual journal entries and inadequate segregation of duties for check writing and wire transfers. While we believe we have fully remediated the material weakness in our internal controls, if additional material weaknesses in our internal controls over financial reporting are identified in the future, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business. We anticipate that to meet these new reporting obligations, we will need to implement new finance and accounting systems.

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

Regulatory approval of a BLA or equivalent application in other territories is not guaranteed, and the approval process is expensive and may take several years. The FDA and foreign regulatory authorities also have substantial discretion in the approval process and we may be required to expend additional time and resources and any approval we may seek may be delayed or prevented. For example, the FDA or other regulatory authority may require us to conduct unanticipated additional studies or studies for AR101 either prior to or post-approval, such as additional or safety or efficacy studies or studies in specific patient subpopulations, or it may object to elements of our clinical development program. Despite the time and expense exerted, failure can occur at any stage.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals.

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

The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. Though we currently own a single issued patent in the United States covering certain of our manufacturing methods for AR101, we do not anticipate that we will be able to obtain a composition of matter patent over the active pharmaceutical ingredient in AR101 or for any other product candidates that are based on widely or readily available food products. Although we have filed patent applications that relate to the manufacture, formulation, stability and other aspects of AR101 and certain of our other product candidates, only one patent, covering certain of our manufacturing methods for AR101, has been issued in the United States.  We cannot assure our stockholders that they will result in any additional issued patents in the U.S. or foreign countries. Even if any such additional patents issue, we cannot assure our stockholders that they or any other patents we obtain will include any claims with a scope sufficient to protect AR101 or any other future product candidate or otherwise provide us with meaningful protection or competitive advantage.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and therefore, to the extent that we acquire patent protection with respect to AR101 or other product candidates, third parties may still challenge our patents in the courts or patent offices in the United States and abroad. Any issued patents we obtain could be narrowed, invalidated, held unenforceable or circumvented, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may obtain for our product candidates. Competitors or other third parties may also claim that they invented the inventions claimed in our patent applications, or any patents that may issue in the future, prior to us, or may file patent applications before we do. Further, our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets. Such challenges may also result in our inability to manufacture or commercialize our future products, including AR101, without infringing third-party patent rights. If the breadth or strength of protection provided by any patents we obtain with respect to AR101 or any future product candidates is successfully challenged, then our ability to commercialize AR101 or any future product candidates could be negatively affected, and we may face unexpected competition that could have a material adverse impact on our business.

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

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we generally require all of our employees, consultants and advisors and any other third parties who have access to our proprietary know-how, information or technology to assign their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

We may become subject to claims alleging infringement of third-party patents or proprietary rights, the outcome of which could result in delay or prevent the development and commercialization of AR101 or any future product candidates or otherwise prevent us from competing effectively in our market.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. Third parties, including our competitors, may initiate legal proceedings against us or our collaborators alleging that we are infringing or otherwise violating their patent or other intellectual property rights. Given the vast number of patents in our field of technology, we cannot assure our stockholders that AR101 or any future product candidates we develop will not infringe existing patents or patents that may be granted in the future. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending of which we are unaware that may later result in issued patents that may be infringed by the manufacture, use or sale of AR101 or any future product candidates. If a patent holder believes our drug product candidate infringes on its patent, the patent holder may sue us even if we have received patent protection for our technology.

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

An active market for our common stock may not be maintained

Prior to our IPO in August 2015, there had been no public market for shares of our common stock. Our stock only recently began trading on The NASDAQ Global Select Market, but we can provide no assurance that we will be able to maintain an active trading market on The NASDAQ Global Select Market or any other exchange in the future. If an active market for our common stock does not develop or is not maintained, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.

If securities or industry analysts issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

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

As of December 31, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 75% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards to offset its post-change taxable income may be limited. Limitations may also apply to the utilization of other pre-change tax attributes as a result of an ownership change. As of December 31, 2015, we had generated NOL carryforwards for federal income tax purposes of $24.7 million and for state income tax purposes of $24.7 million. These federal and state NOL carryforwards will begin to expire in 2031, if not utilized. As described above, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we have experienced an ownership change under Section 382 of the Code. Following the issuance of the Series B convertible preferred stock in January and February 2015, we performed a Section 382 analysis and believe that we experienced multiple ownership changes under Section 382 of the Code prior to June 30, 2015 and, as a result, such federal and state NOL carryforwards and our tax credits are subject to limitation. In addition, we may have experienced ownership changes in connection with our IPO and as a result of future changes in our stock ownership, some of which changes may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset post-change taxable income may be subject to limitations. For these reasons, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In March 2015, we entered into a new lease for our corporate headquarters in Brisbane, California for 11,665 square feet of office space. Upon the commencement of the new lease in May 2015, we ceased use of our previous corporate headquarters. In August 2015, we entered into an amendment to the Brisbane, California facility lease. Pursuant to the amendment, we leased an additional 26,355 square feet of office space.  The term for the new space is 72 months from the delivery of the premises to us, which took place December 2015. In addition, the term of the existing office space has been extended so that it is coterminous with the new space.  In addition, we lease approximately 20,000 square feet of manufacturing space in Clearwater, Florida pursuant to a lease that expires in 2025. We believe that our existing facilities and other available properties will be sufficient for our needs for the foreseeable future.

For additional information, see Contractual Commitments and Other Obligations in Part II, Item 7 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

We are currently not party to any material legal proceedings; however, we may from time to time be involved in various legal proceedings incident to the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “AIMT” since our initial public offering, or IPO, of our common stock on August 6, 2015. Prior to that time, there was no public market for our common stock. The following table sets forth for the indicated periods the high and low intra-day sales prices per share for our common stock on The NASDAQ Global Select Market:

	2015
	High	Low
Third quarter (beginning August 6, 2015)	$28.33	$17.50
Fourth quarter	$26.02	$14.40

Holders of Record

On February 26, 2016, there were approximately 35 stockholders of record of our common stock and the closing price of our common stock was $16.93 per share as reported by The NASDAQ Global Select Market. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Purchases of Equity Securities by the Issuer of Affiliated Purchasers

None.

Sales of Unregistered Securities

From January 1, 2015 through December 31, 2015, we sold and issued the following unregistered securities, which share numbers have been adjusted, as appropriate, for the 1-for-1.317 split that occurred on July 30, 2015:

1.

Prior to filing our registration statement on Form S-8 in August 2015, we granted stock options and stock awards to employees, directors and consultants under our 2013 Stock Incentive Plan, as amended, covering an aggregate of 3,945,865 shares of common stock, at a weighted-average average exercise price of $5.30 per share. Of these, options covering an aggregate of 96,799 shares were cancelled without being exercised and 222,324 unvested shares were repurchased concurrent with employee terminations.

2.

Prior to filing our registration statement on Form S-8 in August 2015, we sold an aggregate of 1,657,719 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $0.4 million upon the exercise of stock options.

3.

In January and February 2015, we authorized 14,245,550 and issued 14,047,996 shares of Series B convertible preferred stock, $0.0001 par value, original issue price of $5.69 per share, for cash proceeds of $66.9 million net of $12.9 million in repurchases of our Series A convertible preferred stock and $221,000 of offering costs.

4.	In August 2015, upon the closing of our IPO, all 25,051,257 shares of our then-outstanding convertible preferred stock automatically converted into 25,051,257 shares of common stock.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs (1) and (2) above under Section 4(a)(2) of the Securities Act in that such sales and issuances did not involve a public offering, or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transaction described in paragraphs (3) through (4) above under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering, or under Section 3(a)(9) of the Securities Act. The purchasers of the securities in these transactions represented that they were accredited investors and that they were acquiring the securities for investment only and not with a view toward the public sale or distribution thereof. Such purchasers received written disclosures that the securities had not been registered under the Securities Act of 1933, as amended, and that any resale must be made pursuant to a registration statement or an available exemption from registration. All purchasers either received adequate financial statement or non-financial statement information about the Registrant or had adequate access, through their relationship with the Registrant, to financial statement or non-financial statement information about the Registrant. The sale of these securities was made without general solicitation or advertising.

Use of Proceeds from Initial Public Offering of Common Stock

Shares of our common stock began trading on The NASDAQ Global Select Market on August 5, 2015. The shares were registered under the Securities Act of 1933, as amended, pursuant to our registration statement on Form S-1 (Registration No. 333-205501) relating to our IPO of common stock, which became effective on August 5, 2015.

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated August 5, 2015, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since August 6, 2015, which is the date our common stock first began trading on The NASDAQ Global Select Market, to three indices: the NASDAQ Composite Index, the NASDAQ Biotechnology Index and the NASDAQ Pharmaceutical Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN*

$120
$100
$80
$60
$40
$20
$0
8/6/15
8/15
9/15
10/15
11/15
12/15
Aimmune Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology
NASDAQ Pharmaceutical

*$100 invested on 8/6/15 in stock or 7/31/15 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6. Selected Financial Data.

The following selected financial data are derived from the consolidated financial statements. The data presented below should be read in conjunction with the consolidated financial statements of the Company, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating expenses
Research and development	$19,816	$8,181	$3,495
General and administrative	16,181	2,951	1,263
Total operating expenses	35,997	11,132	4,758
Loss from operations	(35,997)	(11,132)	(4,758)
Interest income	217	12	24
Interest expense	(36)	—	(91)
Net Loss	$(35,816)	$(11,120)	$(4,825)

Net loss per common share, basic and diluted	$(1.88)	$(3.80)	$(1.65)
Weighted average shares used in computing net loss per share, basic and diluted	19,041,124	2,928,896	2,926,665

	Year Ended December 31,
	2015	2014
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$76,677	$2,269
Working capital	192,359	571
Total assets	212,361	2,531
Convertible preferred stock	—	16,928
Accumulated deficit	(53,333)	(17,517)
Total stockholders' equity	206,251	671

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report of on Form 10-K titled “Risk Factors.” Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates, for the treatment of peanut and other food allergies. Our therapeutic approach, which we refer to as Characterized Oral Desensitization Immunotherapy, or CODITTM, is a system designed to desensitize patients to food allergens using rigorously characterized biologic products, defined treatment protocols and tailored support services.  In our Phase 2 studies of our lead CODIT product candidate, AR101, 43 of the 44 patients who completed the AR101 treatment regimen were desensitized to a clinically meaningful level of peanut protein of at least 443 mg, a level that substantially exceeds the amount of peanut protein typically encountered in an accidental exposure. We initiated PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults), our Phase 3 registration trial of AR101, in December 2015 and anticipate completing the study in the second half of 2017.  AR101 has been granted Fast-Track designation and Breakthrough Therapy designation by the U.S. Food and Drug Administration, or FDA, and, if PALISADE is successful, we intend to file a Biologics License Application, or BLA, with the FDA and a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA. We have worldwide commercial rights to all of our product candidates and, if approved currently intend to commercialize in the United States and Europe with our own specialty sales force.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our lead CODIT product candidate, AR101. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $35.8 million and $11.1 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 our accumulated deficit was $53.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize, AR101 and as we develop other product candidates.

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

We currently utilize contract manufacturers for all of our manufacturing activities. In June 2015, we entered into a lease for a manufacturing facility in Clearwater, Florida, but do not expect manufacturing operations by our contract manufacturer to commence at that facility until early 2017. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical trials and we do not yet have a sales organization. We expect to significantly increase our investment in costs relating to our manufacturing process and sales organization as we prepare for the filing of a BLA with the FDA and a MAA with the EMA and prepare for a possible commercial launch of AR101.

Recent Developments

In August 2015, we completed our initial public offering, or IPO, of our common stock pursuant to which we issued 11,499,999 shares of our common stock at a price of $16.00 per share, which included 1,499,999 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received proceeds of approximately $168.1 million from the IPO, after deducting underwriting discounts and commissions of approximately $12.9 million and offering costs of approximately $3.0 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Research and Development Costs

We record expenses for our research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials and contract manufacturing activities, based upon the estimated amount of services provided and work completed but not yet invoiced and in accordance with agreements established with these third-party service providers. We include these costs in accrued liabilities in the consolidated balance sheets and within research and development expenses in the consolidated statements of operations and comprehensive loss. These costs are a significant component of our research and development expenses.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees and directors based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

We recorded stock-based compensation expense related to options granted of $6.2 million, $0.1 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013.

Prior to our IPO, the fair value of our shares of common stock underlying the stock options was the responsibility of and determined by our Board of Directors, or the Board. Because there was no public market for our common stock, the Board determined the fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors, including independent third-party valuations of our common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. Following the IPO, the market traded price of the shares of common stock underlying the stock options is the fair value of our stock as reported on The NASDAQ Global Select Market on the grant date.

In determining the fair value of the stock-based awards used to calculate stock-based compensation expense, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

•

Expected Term. The expected term of stock options represents the weighted average period the stock options are expected to be outstanding. We have opted to use the simplified method for estimating the expected term as provided by the Securities and Exchange Commission Staff Accounting Bulletin, or SAB, 110 as our options grants are considered “plain vanilla”. The simplified method calculates the expected term as the average time- to-vesting and the contractual life of the options. We plan to continue to use the simplified method under SAB 110 until we have sufficient exercise history as a publicly traded company.

•

Expected Volatility. The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers, as we have limited trading history for our common stock. Industry peers consist of several public companies in the biopharmaceutical industry with comparable characteristics including enterprise value, risk profiles and position within the industry. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•

Risk-Free Interest Rate. The risk-free interest rate is based on the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

•	Expected Dividend Yield. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	74.14%	79.62%	85.52%
Risk-free interest rate	1.73%	1.51%	1.56%
Expected dividend yield	—	—	—
Expected term (in years)	5.99	4.65	4.76

We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation expense calculations on a prospective basis. In addition to the Black-Scholes assumptions, we estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to stock-based compensation in future periods.

As of December 31, 2015, we had $17.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 3.23 years. For stock option awards subject to ratable vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award. In future periods, our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.

Income Taxes

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets. We intend to maintain a full valuation allowance on the federal and state deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2015, we had generated net operating loss, or NOL, carryforwards for federal income tax purposes of $24.7 million and for state income tax purposes of $24.7 million. These federal and state NOL carryforwards will begin to expire in 2031, if not utilized. Our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we have experienced an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Following the issuance of the Series B convertible preferred stock in January and February 2015, we performed a Section 382 analysis and believe that we have experienced multiple ownership changes under Section 382 of the Code and, as a result, our federal and state NOL carryforwards and tax credits are subject to limitation.

We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2015 and 2014, we did not have any unrecognized tax benefits.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The new standard is expected to impact our consolidated financial statements as we have certain operating lease arrangements for which we are the lessee. We are currently in the process of evaluating the impact the adoption of this new standard will have on our financial position or results of operations.

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

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, severance, benefits and stock-based compensation. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expense related to our office facility, depreciation, other general and administrative support function costs, insurance and general supplies.

Results of Operations

Comparison of the years ended December 31, 2015 and 2014

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$19,816	$8,181	$11,635	142%
General and administrative	16,181	2,951	13,230	448%
Total operating expenses	35,997	11,132	24,865	223%
Loss from operations	(35,997)	(11,132)	(24,865)	223%
Interest income	217	12	205	*
Interest expense	(36)	—	(36)	—
Net loss	$(35,816)	$(11,120)	$(24,696)	222%

*Percentage not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(In thousands)
Clinical development and regulatory	$8,202	$4,565	$3,637	80%
Contract manufacturing	3,894	1,834	2,060	112%
Compensation and related personnel costs	6,916	1,559	5,357	344%
Facility costs	618	149	469	315%
Other research and development costs	186	74	112	151%
Total research and development	$19,816	$8,181	$11,635	142%

Research and development expenses increased by $11.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, which was primarily due to increases in compensation and related personnel costs, clinical development and regulatory expenses and contract manufacturing costs.  The increase in compensation and related personnel costs was primarily due to increased headcount to support continued AR101 development, including an increase of $2.5 million in stock-based compensation expense. Clinical development and regulatory expenses increased due to our Phase 2 clinical trial and the initiation of PALISADE, our Phase 3 clinical trial, in 2015. Contract manufacturing costs increased as a result of expenses associated with the continued development of AR101.

We expect research and development expenses to increase in 2016 as enrollment in PALISADE increases, as we continue to develop manufacturing capability for AR101, our ARC002 study continues and we develop additional CODIT product candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(In thousands)
Compensation and related personnel costs	$7,529	$1,716	$5,813	339%
Outside professional services	6,572	786	5,786	736%
Facility costs	1,047	175	872	498%
Other general and administrative	1,033	274	759	277%
Total general and administrative	$16,181	$2,951	$13,230	448%

General and administrative expenses increased by $13.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, which was primarily due to increases in compensation and related personnel costs, outside professional services, facility and other costs. The increase in compensation and related personnel and other costs was primarily due to increased headcount for additional administrative and executive personnel to support being a public company, including an increase of $3.6 million in stock-based compensation expense. Stock-based compensation expense includes a charge of $1.4 million related to the acceleration of certain former executives’ stock options. Outside professional services increased primarily due to higher costs incurred for financial consulting and market research to inform our commercial strategy and support growth. Facility costs increased primarily as a result of our new leases. We expect to continue to incur additional general and administrative costs associated with being a publicly traded company, including as a result of the hiring of additional personnel to support our growing infrastructure, and from professional services to support commercialization.

Interest Income

Interest income increased by $0.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was due to higher cash, cash equivalents and investment balances resulting from the proceeds of our IPO in August 2015 and from the issuance of Series B convertible preferred stock in January and February 2015.

Interest Expense

Interest expense did not change significantly for the year ended December 31, 2015 compared to December 31, 2014.

Comparison of the years ended December 31, 2014 and 2013

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$8,181	$3,495	$4,686	134%
General and administrative	2,951	1,263	1,688	134%
Total operating expenses	11,132	4,758	6,374	134%
Loss from operations	(11,132)	(4,758)	(6,374)	134%
Interest income	12	24	(12)	(50)%
Interest expense	—	(91)	91	(100)%
Net loss	$(11,120)	$(4,825)	$(6,295)	130%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(In thousands)
Clinical development and regulatory	$4,565	$2,228	$2,337	105%
Contract manufacturing	1,834	114	1,720	*
Compensation and related personnel costs	1,559	1,101	458	42%
Facility costs	149	52	97	187%
Other research and development costs	74	—	74	—
Total research and development	$8,181	$3,495	$4,686	134%

Research and development expenses increased by $4.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to increases in clinical development expenses mainly associated with ongoing trials of AR101, particularly ARC002, contract manufacturing costs of our clinical product candidates, compensation expenses primarily related to hiring of additional research and development staff and facility costs and other research and development costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(In thousands)
Compensation and related personnel costs	$1,716	$533	$1,183	222%
Outside professional services	786	405	381	94%
Facility costs	175	100	75	75%
Other general and administrative	274	225	49	22%
Total general and administrative	$2,951	$1,263	$1,688	134%

General and administrative expenses increased by $1.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to increases in compensation expenses, primarily related to our additional administrative and executive personnel, and professional fees incurred in connection with public relations and communications activities.

Interest Income

Interest income for the year ended December 31, 2014 approximated prior year.

Interest Expense

Interest expense was nil for the year ended December 31, 2014, a decrease of $0.1 million from the year ended December 31, 2013. The interest expense in 2013 was primarily attributable to the conversion of a convertible note payable into Series A preferred stock and expensing the remaining unamortized conversion discount on the convertible note.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents and investments of $199.8 million. In August 2015, we completed our IPO and issued 11,499,999 shares of our common stock, including the exercise in full of the underwriter’s option to purchase additional shares, at an initial offering price to the public of $16.00 per share. We received net proceeds from the IPO of $168.1 million, after deducting underwriting discounts and commissions of $12.9 million and offering costs of $3.0 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through data readout of our PALISADE trial for AR101.

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

Our future funding requirements will depend on many factors, including the following:

•	the time and cost necessary to complete PALISADE, our Phase 3 registration program for AR101;
•	the time and cost associated with clinical trials and pre-clinical development of other product candidates;

•	our ability to obtain regulatory approval for and subsequently commercialize AR101 or any other product candidates we develop;
•	the time and cost necessary to develop clinical supplies and a commercial-scale manufacturing process for AR101;
•	sales and marketing costs associated with AR101, if approved, including the cost and timing of developing our sales and marketing capabilities;
•	the amount of sales and other revenue from AR101, if approved;
•	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
•	the costs associated with any additional clinical trials of AR101;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	our ability to attract, hire and retain qualified personnel; and
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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for AR101 or any future product candidate;
•	our research and development activities; or
•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize AR101 or any future product candidate.

Cash Flows

Comparison of the years ended December 31, 2015 and 2014

	Year Ended December 31,
	2015	2014	Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(35,690)	$(9,777)	$(25,913)
Investing activities	(125,229)	(96)	(125,133)
Financing activities	235,327	191	235,136
Net change in cash and cash equivalents	$74,408	$(9,682)	$84,090

Net Cash Used In Operating Activities

Net cash used in operating activities was $35.7 million for the year ended December 31, 2015, an increase of $25.9 million, from $9.8 million for the year ended December 31, 2014. This increase was primarily due to higher net loss from operations resulting from increased operating expenses.

Net Cash Used In Investing Activities

Cash used in investing activities of $125.2 million during the year ended December 31, 2015 consisted primarily of purchases of investments net of maturities in conjunction with the proceeds received in our IPO of $123.6 million, and certain costs associated with the manufacturing facility in Clearwater, Florida and office furniture and equipment purchases for our Brisbane, California corporate headquarters of $1.7 million.  Cash used in investing activities during the year ended December 31, 2014 consisted primarily of additional investment in equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $235.3 for the year ended December 31, 2015 consisted primarily of the net proceeds from the issuance of our common stock in our IPO of $168.1 million and the net proceeds from the issuance of Series B convertible preferred stock of $79.8 million, partially offset by the repurchase of shares of our Series A convertible preferred stock from certain investors of $12.9 million.

As of December 31, 2015, we had cash, cash equivalents and investments of $199.8 million, including the net proceeds we received from the issuance common stock in our IPO in August 2015 and the issuance of Series B convertible preferred stock in January and February 2015.

Comparison of the years ended December 31, 2014 and 2013

	Year Ended December 31,
	2014	2013	Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(9,777)	$(4,362)	$(5,415)
Investing activities	(96)	(69)	(27)
Financing activities	191	16,164	(15,973)
Net change in cash and cash equivalents	$(9,682)	$11,733	$(21,415)

Net Cash Used In Operating Activities

Net cash used in operating activities was $9.8 million for the year ended December 31, 2014, an increase of $5.4 million, from $4.4 million for the year ended December 31, 2013. This increase was primarily due to higher net loss from operations resulting from increased research and development expenses and general and administrative expenses.

Net Cash Used In Investing Activities

Cash used in investing activities consisted primarily of investment in equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $0.2 million for the year ended December 31, 2014, a decrease of $16.0 million, from $16.2 million for the year ended December 31, 2013. The net cash provided by financing activities in 2014 was primarily from the exercise of stock options and the net cash provided by financing activities in 2013 was primarily from the sale of preferred stock.

As of December 31, 2014, we had cash and cash equivalents of $2.3 million.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2015:

	Years
	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
	(In thousands)
Operating leases (1), (2)	$12,047	$1,624	$4,070	$3,816	$2,537
Other purchase commitments (3)	—	—	—	—	—
Total contractual obligations	$12,047	$1,624	$4,070	$3,816	$2,537

(1)	In June 2015, we signed a facility lease for a manufacturing facility in Clearwater, Florida. The lease calls for future aggregate lease payments of $1.7 million over a period of 10 years.

(2)

In March 2015, we entered into a new lease for our corporate headquarters in Brisbane, California for 11,665 square feet of office space. Upon the commencement of the new lease in May 2015, we ceased use of our previous corporate headquarters. In August 2015, we entered into an amendment to the Brisbane, California facility lease. Pursuant to the amendment, we leased an additional 26,355 square feet of office space.  The term for the new space is 72 months from the delivery of the premises to us, which took place December 2015. In addition, the term of the existing office space has been extended so that it is coterminous with the new space.

(3)

We purchase peanut flour, the source material for AR101, from the Golden Peanut Company pursuant to a long-term exclusive commercial supply agreement. Pursuant to the agreement, our purchase obligation commences with the first delivery of peanut flour for commercial use, which we currently anticipate will not occur prior to 2018. Assuming that our first delivery for commercial use occurs in 2018, which is not assured, the aggregate purchase commitment under this agreement would be $1.2 million over the term of five years.

We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for pre-clinical studies and other services and products for operating purposes which are cancelable at any time by us, generally upon 30 days prior written notice. These payments are not included in this table of contractual obligations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have variable interests in variable interest entities.

Segment Information

We have one primary business activity and operate as one reportable segment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2015, we had cash, cash equivalents and investments of $199.8 million, which consisted primarily of money market funds, agency securities, corporate securities, U.S. government securities and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. However, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of December 31, 2015, a hypothetical 100 basis point change in interest rates would result in a $0.4 million change in the fair market value of the portfolio. Any changes would only be realized if we sold the investments prior to maturity.

We had no outstanding debt as of December 31, 2015.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements, and the related notes thereto, of Aimmune Therapeutics, Inc. and the Report of the Company’s Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Aimmune Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Aimmune Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aimmune Therapeutics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

March 3, 2016

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$76,677	$2,269
Short-term investments	115,158	—
Prepaid expenses and other current assets	5,622	106
Total current assets	197,457	2,375
Long-term investments	7,992	—
Property and equipment, net	2,702	87
Restricted cash	—	40
Prepaid expenses and other assets	4,210	29
Total assets	$212,361	$2,531
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,863	$478
Accrued liabilities	3,118	1,259
Other current liabilities	117	67
Total current liabilities	5,098	1,804
Other liabilities	1,012	56
Total liabilities	6,110	1,860
Commitments and contingencies (Note 5)
Stockholders’ equity:
Series A convertible preferred stock, par value $0.0001 per share—0 and 13,263,967 shares authorized as of December 31, 2015 and 2014, respectively; 0 and 13,263,967 shares issued and outstanding as of December 31, 2015 and 2014, respectively; aggregate liquidation preference of $0 and $16,989 as of December 31, 2015 and 2014, respectively	—	16,928
Series B convertible preferred stock, par value $0.0001 per share— 0 and 0 shares authorized as of December 31, 2015 and 2014, respectively; 0 and 0 shares issued and outstanding as of December 31, 2015 and 2014, respectively; aggregate liquidation preference of $0 and $0 as of December 31, 2015 and 2014, respectively.	—	—
Preferred stock, par value $0.0001 per share—10,000,000 and 0 shares authorized as of December 31, 2015 and 2014, respectively; 0 shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, par value $0.0001 per share—290,000,000 and 32,925,000 shares authorized as of December 31, 2015 and 2014, respectively; 42,238,900 and 4,252,248 shares issued and outstanding as of December 31, 2015 and 2014, respectively (including 599,242 and 788,873 shares subject to repurchase, legally issued and outstanding as of December 31, 2015 and 2014, respectively)	4	—
Additional paid-in capital	259,668	1,260
Accumulated other comprehensive loss	(88)	—
Accumulated deficit	(53,333)	(17,517)
Total stockholders’ equity	206,251	671
Total liabilities and stockholders’ equity	$212,361	$2,531

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Operating expenses
Research and development	$19,816	$8,181	$3,495
General and administrative	16,181	2,951	1,263
Total operating expenses	35,997	11,132	4,758
Loss from operations	(35,997)	(11,132)	(4,758)
Interest income	217	12	24
Interest expense	(36)	—	(91)
Loss before provision for income taxes	(35,816)	(11,120)	(4,825)
Provision for income taxes	—	—	—
Net loss	$(35,816)	$(11,120)	$(4,825)
Other comprehensive loss, net of tax:
Unrealized losses on investments	(88)	—	—
Comprehensive loss	$(35,904)	$(11,120)	$(4,825)

Net loss per common share, basic and diluted	$(1.88)	$(3.80)	$(1.65)
Weighted average shares used in computing net loss per share, basic and diluted	19,041,124	2,928,896	2,926,665

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Series A		Series B					Accumulated
	Convertible		Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	deficit	Equity
Balance as of December 31, 2012	—	$—	—	$—	2,926,665	$—	$1,025	$—	$(1,572)	$(547)
Issuance of Series A convertible preferred stock for cash at $1.29 per share, net of $61 of issuance costs	12,569,603	16,164	—	—	—	—	—	—	—	16,164
Conversion of convertible promissory note at $1.10 per share of Series A convertible preferred stock	694,364	764	—	—	—	—	—	—	—	764
Stock-based compensation	—	—	—	—	—	—	81	—	—	81
Net loss	—	—	—	—	—	—	—	—	(4,825)	(4,825)
Balance as of December 31, 2013	13,263,967	$16,928	—	$—	2,926,665	—	$1,106	—	(6,397)	$11,637
Issuance of common stock upon exercise of vested options	—	—	—	—	1,325,583	—	77	—	—	77
Stock-based compensation	—	—	—	—	—	—	77	—	—	77
Net loss	—	—	—	—	—	—	—	—	(11,120)	(11,120)
Balance as of December 31, 2014	13,263,967	$16,928	—	$—	4,252,248	$—	$1,260	$—	$(17,517)	$671
Issuance of Series B convertible preferred stock for cash at $5.69 per share, net of $221 of issuance costs	—	—	14,047,996	79,779	—	—	—	—	—	79,779
Issuance of common stock upon exercise of vested options	—	—	—	—	1,435,396	—	303	—	—	303
Issuance of common stock upon initial public offering	—	—	—	—	11,499,999	1	168,118			168,119
Repurchase of Series A convertible preferred stock	(2,260,706)	(12,874)	—	—	—	—	—	—	—	(12,874)
Conversion of preferred stock to common stock	(11,003,261)	(4,054)	(14,047,996)	(79,779)	25,051,257	3	83,830	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,157	—	—	6,157
Accumulated other comprehensive loss	—	—	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	—	—	(35,816)	(35,816)
Balance as of December 31, 2015	—	$—	—	$—	42,238,900	$4	$259,668	$(88)	$(53,333)	$206,251

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(35,816)	$(11,120)	$(4,825)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	115	29	9
Stock-based compensation	6,157	77	81
Non-cash interest expense on convertible note	—	—	90
Investment premium amortization, net	324	—	—
Changes in operating assets and liabilities:
Prepaid expenses	(8,829)	14	(117)
Other assets	(869)	(4)	(26)
Accounts payable	1,072	206	208
Accrued liabilities	1,859	1,021	208
Other liabilities	297	—	10
Net cash used in operating activities	(35,690)	(9,777)	(4,362)
Cash flows from investing activities:
Purchase of property and equipment	(1,708)	(56)	(69)
Purchase of investments	(152,811)	—	—
Maturities of investments	29,250	—	—
Change in restricted cash	40	(40)	—
Net cash used in investing activities	(125,229)	(96)	(69)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	168,119	—	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	—	16,164
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	79,779	—	—
Repurchase of Series A convertible preferred stock	(12,874)	—	—
Net cash proceeds from exercise of stock options, including early exercise	303	191	—
Net cash provided by financing activities	235,327	191	16,164
Net increase (decrease) in cash and cash equivalents	74,408	(9,682)	11,733
Cash and cash equivalents at the beginning of the period	2,269	11,951	218
Cash and cash equivalents at the end of the period	$76,677	$2,269	$11,951
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible promissory note and accrued interest into Series A convertible preferred stock	$—	$—	$764
Conversion of convertible preferred stock to common stock at closing of initial public offering	$83,833	$—	$—
Capital expenditures and interest funded through long term lease obligation	$710	$—	$—
Supplemental cash flow disclosures:
Cash paid for taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company

Aimmune Therapeutics, Inc., or the Company, formerly known as Allergen Research Corporation, is a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates, for the treatment of peanut and other food allergies. Our therapeutic approach, which we refer to as Characterized Oral Desensitization Immunotherapy, or CODITTM, is a system designed to desensitize patients to food allergens using rigorously characterized biologic products, defined treatment protocols and tailored support services. We are headquartered in Brisbane, California and were incorporated in the state of Delaware on June 24, 2011.

Since inception, we have incurred net losses and negative cash flows from operations. During the year ended December 31, 2015, we incurred a net loss of $35.8 million and used $35.7 million of cash in operations. As of December 31, 2015, we had an accumulated deficit of $53.3 million and we do not expect to experience positive cash flows in the near future. We have financed our operations to date primarily through private placements of equity securities and our initial public offering, or IPO, of common stock in August 2015. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include raising additional capital, obtaining U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval and commercializing in the United States and Europe, generating sufficient revenue and its ability to continue to control expenses, if necessary, to meet our obligations as they become due for the foreseeable future. Failure to obtain FDA and EMA approval, commercialize our lead product candidate, manage discretionary expenditures or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

Initial Public Offering

On August 5, 2015, our registration statement on Form S-1 (File No. 333-205501) relating to the IPO of our common stock became effective. The IPO closed on August 11, 2015 at which time we issued 11,499,999 shares of our common stock at a price of $16.00 per share, which included 1,499,999 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares. We received proceeds of approximately $168.1 million, net of underwriting discounts and commissions, and offering expenses. In addition, upon our IPO, all outstanding shares of convertible preferred stock converted by their terms into approximately 25.1 million shares of common stock. As of December 31, 2015, we had 42,238,900 shares of common stock outstanding. See Note 7, “Stock-Based Awards,” for further details.

Stock Split

On July 30, 2015, we effected a 1-for-1.317 stock split of our common stock and convertible preferred stock. The par value of the authorized stock was not adjusted as a result of the stock split. In addition, we increased the number of authorized shares of common stock to 55,051,264 and the number of authorized shares of preferred stock to 25,051,264. All issued and outstanding common stock, convertible preferred stock, stock options and per share amounts contained in the accompanying consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the stock split for all periods presented. In conjunction with the our IPO, we filed our amended and restated certificate of incorporation that authorized 290,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America, or U.S. GAAP, and include the accounts of our wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. We operate in one reportable segment in the United States of America.

Foreign Currency Translation

The functional currency of the Company and all its subsidiaries is the United States dollar. Accordingly, monetary assets and liabilities in the non-functional currency of these subsidiaries are remeasured using exchange rates in effect at the end of the period. Costs in local currency are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in the consolidated statements of operations and comprehensive loss as incurred and have not been material for all periods presented.

Use of Estimates

The preparation of the accompanying consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of costs and expenses during the reporting period. We base our estimates and assumptions on historical experience when available and on various factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results could differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents, which are carried at estimated fair value, consist primarily of money market funds and certain available-for-sale investments with maturities of three months or less.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and certain investments in money market funds, agency securities, corporate securities, U.S. government securities and commercial paper. Bank deposits are primarily held by a single financial institution and these deposits may exceed insured limits. We are exposed to credit risk in the event of default by the financial institution holding its cash and cash equivalents and issuers of investments that are recorded on the consolidated balance sheets. We mitigate our risk by investing in high-grade instruments and limiting the concentration in any one issuer, which limits our exposure.

Investments

Our investments consist of available-for-sale securities and certificate of deposits. Investments with original maturities of greater than 90 days but less than one (1) year are classified as short-term on the consolidated balance sheets.  Investments with original maturities greater than one (1) year are classified as long-term on the consolidated balance sheets.

Our investments in available-for-sale securities are reported at estimated fair value. Available-for-sale securities consist primarily of agency securities, corporate securities, U.S. government securities and commercial paper. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive loss, net of tax, on our consolidated balance sheets. Changes in the fair value of available-for-sale securities impact the consolidated statements of operations and comprehensive loss only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. We consider factors such as the duration, severity and the reason for the decline in value, the financial condition of the issuer and any changes thereto, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Our assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to the consolidated statements of operations and comprehensive loss as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss, if any, is reflected in the consolidated statements of operations and comprehensive loss.

The useful lives of property and equipment are as follows:

Furniture and office equipment	4 years
Computer equipment	3 years
Buildings	25 years
Fixtures	10 years

Impairment of Long-Lived Assets

We evaluate our long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets. We have not recorded impairment of any long-lived assets in the periods presented.

Leases

Leases related to our corporate headquarters are classified as operating leases. Rent expense is recognized on a straight-line basis over the terms of the leases and, accordingly, we record the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Incentives granted under facilities leases are deferred and recognized as adjustments to rental expense on a straight-line basis over the term of the lease.

In June 2015, we signed a lease for a manufacturing facility in Clearwater, Florida. We were considered the deemed owner for accounting purposes. See Note 5, “Commitments and Contingencies,” for further details.

Research and Development

We expense research and development costs as incurred. We record accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials and contract manufacturing activities. These costs are a significant component of our research and development expenses. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with our third-party service providers under the service agreements. We make significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust our accrued liabilities. We have not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled and the rate of patient enrollments may vary from our estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations.

Stock-Based Compensation

Stock-based awards issued to employees, including stock options, are measured at fair value on the grant date using the Black-Scholes option-pricing model and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). Because noncash stock compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. There were 4,192,485 and 1,635,681 stock options granted during the years ended December 31, 2015 and 2014, respectively.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of reported assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2015 and 2014, we do not have any unrecognized tax benefits.

Comprehensive Income or Loss

Comprehensive income or loss is defined as the change in equity during a period from transactions and other events, excluding changes resulting from investments from owners and distributions to owners. Other comprehensive loss includes net loss and unrealized gains and losses on available-for-sale investments.

Net Loss per Share

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Year Ended December 31,
	2015	2014	2013
Series A convertible preferred stock	—	13,263,967	10,769,030
Stock options	4,814,892	2,566,559	2,247,212

Offering Costs

Offering costs represent underwriting, legal, accounting and other direct costs related to our IPO.  These costs were deferred until completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the proceeds.

Fair Value Measurements

We define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Our valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. We classify these inputs into the following hierarchy:

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

Financial instruments include cash equivalents, investments, accounts payable, and accrued liabilities. Our cash equivalents and investments are carried at estimated fair value and remeasured on a recurring basis. The carrying value of accounts payable and accrued liabilities approximate their estimated fair value due to the relatively short-term nature of these instruments. Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. We have not elected the fair value option for any eligible financial instruments.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The new standard is expected to impact our consolidated financial statements as we have certain operating lease arrangements for which we are the lessee. We are currently in the process of evaluating the impact the adoption of this new standard will have on our financial position or results of operations.

3. Available-for-Sale Securities and Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$61,477	$—	$—	$61,477
Agency securities	—	9,701	—	9,701
Corporate securities	—	2,000	—	2,000
Commercial paper	—	3,499	—	3,499
Total cash and cash equivalents	$61,477	$15,200	$—	$76,677
Investments:
Certificates of deposit	$100	$—	$—	$100
Agency securities	—	43,325	—	43,325
Corporate securities	—	49,596	—	49,596
Commercial paper	—	17,843	—	17,843
US government securities	—	12,286	—	12,286
Total investments	$100	$123,050	$—	$123,150

December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$2,269	$—	$—	$2,269
Agency securities	—	—	—	—
Corporate securities	—	—	—	—
Commercial paper	—	—	—	—
Total cash and cash equivalents	$2,269	$—	$—	$2,269
Investments:
Agency securities	$—	$—	$—	$—
Corporate securities	—	—	—	—
Commercial paper	—	—	—	—
US government securities	—	—	—	—
Total investments	$—	$—	$—	$—

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, as of December 31, 2015 are as follows (in thousands):

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Agency securities	$53,062	$2	$(38)	$53,026
Corporate securities	51,626	28	(58)	51,596
Commercial paper	21,342	—	—	21,342
US government securities	12,308	—	(22)	12,286
Total available-for-sale investments	$138,338	$30	$(118)	$138,250

There were no gross realized gains or losses on sales of available-for-sale securities for the year ended December 31, 2015.

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

We did not identify any other-than-temporary losses for the year ended December 31, 2015. We do not consider unrealized losses on our other debt securities to be credit-related. These unrealized losses relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of securities that have unrealized losses are US corporate securities that are highly-rated. We have not made a decision to sell securities with unrealized losses and believe it is more likely than not we would not be required to sell such securities before recovery of its amortized cost.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	Year Ended December 31,
	2015	2014
Furniture and equipment	$220	$58
Computer equipment	324	67
Manufacturing equipment	458	—
Construction in progress	1,853	—
Property and equipment, gross	2,855	125
Less: accumulated depreciation	(153)	(38)
Property and equipment, net	$2,702	$87

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $115,000, $29,000 and $9,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	Year Ended December 31,
	2015	2014
Compensation and benefits	$1,645	$645
Research and development	972	542
Professional and consulting	381	71
Other	120	1
Total accrued liabilities	$3,118	$1,259

5. Commitments and Contingencies

Facility Leases

In March 2015, we entered into a new lease for our corporate headquarters in Brisbane, California for 11,665 square feet of office space. Upon the commencement of the new lease in May 2015, we ceased use of our previous corporate headquarters. In August 2015, we entered into an amendment to the Brisbane, California facility lease. Pursuant to the amendment, we leased an additional 26,355 square feet of office space.  The term for the new space is 72 months from the delivery of the premises to us, which took place December 2015. In addition, the term of the existing office space has been extended so that it is coterminous with the new space. The amendment required a total security deposit of approximately $304,000. We are responsible for operating expenses over base operating expenses as defined in the headquarters lease agreement.

In June 2015, we signed a facility lease for a manufacturing facility for approximately 20,000 square feet of manufacturing space in Clearwater, Florida. The initial term of the lease is for 120 months. For accounting purposes, due to the nature and extent of our involvement with the construction of this manufacturing facility, we were considered to be the owner of the assets during the construction period through the lease commencement date, even though the lessor is responsible for funding and repairing components of the building shell and constructing a portion of the related building infrastructure. Construction to this building commenced in July 2015 and as of December 31, 2015, we have incurred approximately $280,000 of construction and equipment costs related to the building, which is recorded in construction in progress. We also recorded $687,500 to Construction in progress for costs incurred by the lessor and recognized a corresponding amount included within other liabilities within the consolidated balance sheet. The agreement calls for a security deposit of $35,000. We are responsible for operating expenses including real estate taxes as defined in the manufacturing facility lease agreement.

Total future aggregate minimum lease payments under our operating leases are as follows (in thousands):

Year Ended December 31,
2016	$1,624
2017	2,184
2018	1,886
2019	1,871
2020	1,945
and after	2,537
Total	$12,047

Rent expense under operating leases for the years ended December 31, 2015, 2014 and 2013 was $551,000, $131,000 and $42,000, respectively.

Purchase Commitments

We purchase peanut flour, the source material for AR101, from the Golden Peanut Company pursuant to a long term exclusive commercial supply agreement. Pursuant to the agreement, our purchase obligation commences with the first delivery of peanut flour for commercial use, which we currently anticipate will not occur prior to 2018. Assuming that our first delivery for commercial use occurs in 2018, which is not assured, the aggregate purchase commitment under this agreement would be $1.2 million over a term of five years.

Indemnifications

We indemnify each of our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as an officer or a director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity. The maximum amount of potential future indemnification is unlimited; however, we currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations for any period.

Legal

During the normal course of business, we may be a party to legal claims that may not be covered by insurance. We do not believe that any such claims would have a material impact on our consolidated financial statements.

6. Convertible Preferred Stock

As of December 31, 2015 and December 31, 2014, we had authorized no shares of Series B convertible preferred stock, and no and 13,263,967 shares of Series A convertible preferred stock, respectively. In February 2013, we issued 7,046,953 shares of Series A convertible preferred stock, $0.0001 par value, original issue price of $1.29 in the case of cash proceeds and $1.10 in the case of an outstanding note and accrued interest converted into the Series A convertible preferred stock. In April 2013, we issued an additional 6,217,014 shares of Series A convertible preferred stock, $0.0001 par value, original issue price of $1.29. In January and February 2015, we issued 14,047,996 shares of Series B convertible preferred stock, $0.0001 par value, original issue price of $5.69 per share, for gross cash proceeds of $80.0 million and, in January 2015, we repurchased 2,260,706 shares of Series A convertible preferred stock from certain investors. The purchase price of the Series A convertible preferred stock was $5.69 per share, the same as the issue price of the Series B convertible stock, and was at an aggregate cost of $12.9 million. The offering costs for the issuance and sale of Series B convertible preferred stock was $221,000. As of December 31, 2014, the convertible preferred stock consisted of the following (in thousands, except share amounts):

Convertible preferred stock	Shares Authorized	Shares Issued and Outstanding	Proceeds Net of Issuance Costs	Aggregate Liquidation Preference
Series A	13,263,967	13,263,967	$16,928	$16,989

As of December 31, 2015, there were no outstanding shares of convertible preferred stock. Upon our IPO, all outstanding shares of convertible preferred stock were converted by their terms into common stock.

Prior to their conversion of our convertible preferred stock upon our IPO, the significant provisions of each series of convertible preferred stock were as follows:

Dividends—Holders of convertible preferred stock, in preference to common stockholders, shall be entitled to receive when, as and if declared by the Board of Directors, non-cumulative cash dividends at the rate of 8% of the original issue price of such series of convertible preferred stock per annum on each outstanding share of convertible preferred stock. No convertible preferred stock dividends were declared or paid as of the conversion upon our IPO.

Liquidation—In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series B convertible preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to holders of common stock, an amount equal to $5.69 per share of Series B convertible preferred stock plus any declared but unpaid dividends. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series A convertible preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to holders of common stock, an amount equal to $1.29 per share of Series A convertible preferred stock plus any declared but unpaid dividends. If upon such liquidation, dissolution, or winding up of the Company, the assets available for distribution to stockholders are insufficient to pay in full holders of the convertible preferred stock amounts to which they are entitled, the holders of convertible preferred stock shall share ratably in any assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect to the shares held by them. Following payment in full to the holders of convertible preferred stock, the remaining assets and funds of the Company, if any, shall be divided among and paid ratably to the holders of Common Stock in proportion to the number of shares held by them.

A consolidation or merger of the Company with or into any other corporation or corporations, acquisition by any other corporation or corporations, or a sale of all or substantially all of the assets or voting control of the Company in which the prior stockholders of the Company do not own a majority of the outstanding shares of the surviving corporation is deemed to be a liquidation.

Conversion—Each share of convertible preferred stock is convertible into shares of common stock at the option of the holder at any time. Conversion is automatic upon either (a) the written consent of not less than (i) a majority of the holders of the Series A convertible preferred stock outstanding and (ii) a majority of the holders of the Series B convertible preferred stock outstanding or (b) the effective date of a firm commitment underwritten public offering that yields net proceeds to the Company of not less than $40,000,000 at an equivalent price per share of common stock of not less than $8.54. Each share of convertible preferred stock is convertible into the number of shares of which results from dividing the original issue price of the such series of convertible preferred stock by the conversion price for such series of convertible preferred stock that is in effect at the time of conversion. As of December 31, 2014, the conversion price of the Series A convertible preferred stock and Series B convertible preferred stock was $1.29 and $5.69, respectively. As such, all outstanding shares of convertible preferred stock had a conversion ratio of 1-to-1.

Voting—Each holder of share of convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted and shall have voting rights and powers equal to the voting rights and powers of the holders of common stock. The holders of Series A convertible preferred stock shall be entitled to elect one director of the Company. The holders of Series B convertible preferred stock shall be entitled to elect two directors of the Company.

Redemption—The convertible preferred stock is not redeemable at the option of the holders and there is no event in which the holders of convertible preferred stock can require liquidation in which the common shareholders would not participate in the liquidation proceeds in accordance with their relative liquidation rights as described above.

Conversion of Convertible Note Payable

In June 2012, we entered into an unsecured convertible promissory note in the amount of $750,000 with an existing stockholder. The note provided for an annual interest rate of 3% and a due date of December 31, 2013, but could be extended by mutual agreement for an additional year. Under the terms of the note, under certain circumstances, the balance of the note, including any accrued interest, would convert into preferred stock upon the closing of a future preferred stock financing that met specified criteria. Such conversion would be at a 15% discount to the per share price of the preferred stock sold in the financing. In February 2013, as part of the issuance of Series A convertible preferred stock, the note, plus $14,000 of accrued interest converted into 694,364 shares of Series A convertible preferred stock at a rate of $1.10 per share in full payment for the note and accrued interest. The discount of $112,000 was recorded at the time of issuance of the note as an offset to the note on the balance sheet and was amortized as additional interest expense over the original term of the note. At the conversion date, the remaining unamortized discount of $88,000 was recorded as interest expense.

7. Stock-Based Awards

Equity Plans

In January 2013, we adopted our Stock Plan, or the 2013 Plan, and in July 2015, we adopted a new Stock Plan, or the 2015 Plan. Under the 2015 Plan, 4,681,544 shares of our common stock were initially reserved for the issuance of stock options and restricted stock to employees, directors, and consultants under terms and provisions established by the Board of Directors, or the Board, and approved by our stockholders. Upon consummation of our IPO, the 2013 Plan was terminated and no further shares are reserved for issuance under the 2013 Plan. As of December 31, 2015 and December 31, 2014 there were 4,443,479 and 639,625 and shares available for future grant, respectively. Under the terms of the 2015 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive stock options may not be less than 110% of fair market value, as determined by the Board. The terms of options granted under the Plan may not exceed ten years. All options issued to date have had a ten-year life. To date, options granted generally vest in three ways: 1) over four years at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter, 2) over two years at a rate of 1/24th per month, and 3) over four years at a rate of 1/48th per month. The 2015 Plan contains certain change of control provisions and the employment offer letters of certain employees provide for varied acceleration of vesting in the event of a change of control and/or termination without cause. It also contains a net exercise provision and allows for cashless exercise upon the class of shares subject to the option becoming publicly traded in an established securities market.

The 2013 Plan allowed employees to exercise a stock option in exchange for cash before the requisite service is provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. Such an exercise is not substantive for accounting purposes. Therefore, the payment received by us for the exercise price is recognized as an early exercise liability on the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of December 31, 2015 and December 31, 2014, 599,242 and 788,873 unvested shares were legally issued and outstanding, respectively. In connection with these unvested shares, we have recorded an early exercise liability as of December 31, 2015 of $221,000, of which $144,000 is included in other current liabilities and $77,000 is included in other liabilities in the consolidated balance sheets. These shares are excluded from basic and diluted net loss per share until our repurchase right lapses and the shares are no longer subject to the repurchase feature.

Activity under the 2015 Plan and 2013 Plan is set forth below:

			Options Outstanding
	Shares Available for Grant	Number of Options and Unvested Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2014	639,625	2,566,559	$0.14	9.19
Additional shares authorized	7,908,194	—
Shares retired upon adoption of 2015 Plan	(230,978)	—
Options granted	(4,192,485)	4,192,485	$6.11
Options exercised and shares vested	—	(1,625,029)	$0.17
Options repurchased	222,324	(222,324)	$0.14
Options cancelled	96,799	(96,799)	$6.29
Balances – December 31, 2015	4,443,479	4,814,892	$5.20	9.23	$64,211
Options vested and expected to vest as of December 31, 2015		4,366,507	$5.56	9.06	$56,274
Options exercisable as of December 31, 2015		4,469,492	$4.19	9.18	$63,723

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of December 31, 2015. The 2013 Plan provided for early exercise, therefore, all the Company’s outstanding stock options issued under that plan are exercisable. The total intrinsic value of options exercised during the year ended December 31, 2015 was $0.4 million.

Stock Options Granted

Stock options granted during the years ended December 31, 2015 and 2014 had a weighted-average grant-date fair value of $6.11 and $0.09, respectively. The fair value is being expensed over the vesting period of the options, which is either four years or two years on a straight-line basis as the services are being provided. No tax benefits were realized from options during the periods. We issued one grant totaling 213,354 options to a non-employee during the year ended December 31, 2015. The fair value of the non-employee options was measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options, other than the expected life, which is assumed to be the remaining contractual life of the option.

As of December 31, 2015 and 2014 total unrecognized stock-based compensation expense was $17.2 million and $0.1 million, which is expected to be recognized over the weighted-average remaining vesting period of 3.23 years and 2.43 years, respectively.

Determining Fair Value of Stock Options

Prior to our IPO, the fair value of our shares of common stock underlying the stock options was the responsibility of and determined by our Board. Because there was no public market for our common stock, the Board determined the fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors, including independent third-party valuations of our common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. Following the IPO, the market traded price of the shares of common stock underlying the stock options is the fair value of our stock as reported on The NASDAQ Global Select Market on the grant date.

In determining the fair value of the stock-based awards used to calculate stock-based compensation expense, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

•

Expected Term. The expected term of stock options represents the weighted average period the stock options are expected to be outstanding. We have opted to use the simplified method for estimating the expected term as provided by the Securities and Exchange Commission Staff Accounting Bulletin, SAB, 110 as our options grants are considered “plain vanilla”. The simplified method calculates the expected term as the average time- to-vesting and the contractual life of the options. We plan to continue to use the simplified method under SAB 110 until we have sufficient exercise history as a publicly traded company.

•

Expected Volatility. The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers, as we have limited trading history for our common stock. Industry peers consist of several public companies in the biopharmaceutical industry with comparable characteristics including enterprise value, risk profiles and position within the industry. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•

Risk-Free Interest Rate. The risk-free interest rate is based on the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Expected Dividend Yield. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	74.14%	79.62%	85.52%
Risk-free interest rate	1.73%	1.51%	1.56%
Expected dividend yield	—	—	—
Expected term (in years)	5.99	4.65	4.76

Stock-based compensation expense, net of estimated forfeitures, is reflected in the statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$2,522	$23	$21
General and administrative	3,635	54	60
Total stock-based compensation expense	$6,157	$77	$81

During the years ended December 31, 2015 and 2014, the Company recorded $1.4 million and $0 of stock compensation expense related to the acceleration of certain former executives’ stock options, respectively.

8. Income Taxes

We did not record a tax provision for the years ended December 31, 2015, 2014 and 2013 due to net operating losses incurred and the need for a full valuation allowance on deferred tax assets.

Income tax expense for the years ended December 31, 2015, 2014 and 2013 differed from the amount expected by applying the statutory federal tax rate to the loss before taxes as summarized below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal tax benefit at statutory rate	$(5,946)	$(3,751)	$(1,640)
State tax benefit, net of federal benefit	(1,083)	(698)	(313)
Change in valuation allowance	7,359	4,549	1,975
Research and development credits	(904)	(119)	(53)
Other	574	19	31
	$—	$—	$—

The significant components of our deferred taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforwards	$9,857	$4,723
Start-up costs	1,612	1,736
Stock-based compensation	1,413	53
Tax credit carryforwards	1,296	274
Accruals	195	227
Other	(2)	(1)
Total deferred tax assets	14,371	7,012
Less: valuation allowance	(14,371)	(7,012)
Net deferred income taxes	$—	—

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.  We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2015 and 2014. We intend to maintain a full valuation allowance on the federal and state deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2015, we have generated net operating loss, or NOL, carryforwards for federal income tax purposes of $24.7 million and for state income tax purposes of $24.7 million. These federal and state NOL carryforwards will begin to expire in 2031, if not utilized. Our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we have experienced an ownership change under Section 382 of the Internal Revenue Code, or the Code, of 1986, as amended. Following the issuance of the Series B convertible preferred stock in January and February 2015, we performed a Section 382 analysis and believe that we have experienced multiple ownership changes under Section 382 of the Code and, as a result, the federal and state NOL carryforwards and tax credits are subject to limitation.

9. Defined Contribution Plan

We sponsor a 401(k) Plan, or the 401(k) Plan, which stipulates that eligible employees may contribute to the 401(k) Plan subject to certain limitations. We may match employee contributions in amounts to be determined at our sole discretion. To date, we have not made any matching contributions.

10. Quarterly Results of Operations (Unaudited)

The following table presents our unaudited quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of our future results of operations.

	Three months ended
	March 31	June 30	September 30	December 31
2015	(In thousands)
Operating expenses:
Research and development	$2,069	$3,131	$3,850	$10,766
General and administrative	1,372	4,246	5,174	5,389
Total operating expenses	3,441	7,377	9,024	16,155
Loss from operations	(3,441)	(7,377)	(9,024)	(16,155)
Interest income	—	1	33	183
Interest expense	—	—	—	(36)
Net loss	$(3,441)	$(7,376)	$(8,991)	$(16,008)
Net loss per common share, basic and diluted	$(0.81)	$(1.60)	$(0.36)	$(0.39)

	Three months ended
	March 31	June 30	September 30	December 31
2014	(In thousands)
Operating expenses:
Research and development	$1,199	$1,801	$2,469	$2,712
General and administrative	401	967	660	923
Total operating expenses	1,600	2,768	3,129	3,635
Loss from operations	(1,600)	(2,768)	(3,129)	(3,635)
Interest income	7	5	—	—
Net loss	$(1,593)	$(2,763)	$(3,129)	$(3,635)
Net loss per common share, basic and diluted	$(0.54)	$(0.94)	$(1.07)	$(1.24)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2015 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below:

In connection with the audit of our financial statements for the years ended December 31, 2014 and 2013, we identified control deficiencies in the design and operation of our internal control over financial reporting that aggregated to a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.  The material weakness identified in our internal control over financial reporting related to our lack of written policies regarding our accounting function, lack of oversight of account reconciliations, lack of independent review of manual journal entries and inadequate segregation of duties for check writing and wire transfers. We previously concluded that this material weakness was due to the fact that we did not yet have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes. During 2015, we took a number of actions to remediate this material weakness, including:

•	we have hired a full-time Chief Financial Officer;
•	we have hired additional accounting and finance staff members to augment our staffing and to improve the effectiveness of our closing and financial reporting processes;
•

we have formalized and implemented our accounting policies and internal controls and the related documentation, including related to procedures for review of account reconciliations and manual journal entries, restriction of check writing and wire transfer authority and segregation of duties; and

•

we have strengthened our financial statement review procedures and the supervisory reviews by our management that are performed during the financial close process and which support the accurate and timely preparation of consolidated financial statements that are fairly presented in accordance with US generally acceptable accounting principles.

We believe that the implementation of the remediation measures outlined above were sufficient to remediate the previously identified material weakness in internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated herein by reference to the sections titled “Executive Officers,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership and Reporting Compliance” in our Definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Director Compensation” and “Corporate Governance”  in our Definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information required by this Item is incorporated herein by reference to the section titled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Aimmune Therapeutics, Inc.

Date: March 3, 2016	By:	/s/ Stephen G. Dilly
Stephen G. Dilly, M.B.B.S., PhD.
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Stephen G. Dilly, M.B.B.S., PhD. and Warren L. DeSouza his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen G. Dilly	President, Chief Executive Officer and Director	March 3, 2016
Stephen G. Dilly	(Principal Executive Officer)

/s/ Warren L. DeSouza	Chief Financial Officer	March 3, 2016
Warren L. DeSouza	(Principal Financial and Accounting Officer)

/s/ Patrick G. Enright	Director	March 3, 2016
Patrick G. Enright

/s/ Kathryn E. Falberg	Director	March 3, 2016
Kathryn E. Falberg

/s/ Mark T. Iwicki	Director	March 3, 2016
Mark T. Iwicki

/s/ Mark D. McDade	Director	March 3, 2016
Mark D. McDade

/s/ Stacey D. Seltzer	Director	March 3, 2016
Stacey D. Seltzer

Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

10.1	Amended and Restated Investors’ Rights Agreement, dated January 20, 2015, by and among Aimmune Therapeutics, Inc. and the investors listed therein.	S-1	7/6/2015	10.1

10.2†	Supply Agreement, dated as of October 13, 2014, by and between the Company and Golden Peanut Company, L.L.C.	S-1	7/6/2015	10.2

10.3(a)	Office Lease, dated February 23, 2015, by and between, the Company, Diamond Marina LLC and Diamond Marina II LLC.	S-1	7/6/2015	10.3

10.3(b)	First Amendment to Office Lease, dated August 26, 2015, by and between, the Company, Diamond Marina LLC and Diamond Marina II LLC.	10-Q	8/31/2015	10.2

10.4†	Manufacturing Facility Lease, dated June 8, 2015, by and between, the Company and MIDA Group, LLC.	S-1	7/6/2015	10.4

10.5(a)#	2013 Stock Plan.	S-1	7/6/2015	10.5(a)

10.5(b)#	Amendment to the 2013 Stock Plan, dated January 20, 2015.	S-1	7/6/2015	10.5(b)

10.5(c)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2013 Stock Plan.	S-1	7/6/2015	10.5(c)

10.5(d)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the 2013 Stock Plan.	S-1	7/6/2015	10.5(d)

10.6(a)#	2015 Equity Incentive Annual Plan.	S-8	8/1/2015	99.2(a)

10.6(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(b)

10.6(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(c)

10.7#	Form of Indemnification Agreement for directors and officers.	S-1/A	7/27/2015	10.7

10.8#	Executive Employment Agreement, by and between the Company and Stephen G. Dilly, M.B.B.S., Ph.D.	S-1/A	7/27/2015	10.8

10.9#	Executive Employment Agreement, by and between the Company and Warren L. DeSouza.	S-1/A	7/27/2015	10.9

10.10#	Executive Employment Agreement, by and between the Company and Howard V. Raff.	S-1/A	7/27/2015	10.10

10.11#	Transition and Separation Agreement by and between the Company and Howard V. Raff, dated October 15, 2015.	10-Q	11/4/2015	10.1

10.12#	Executive Employment Agreement, by and between the Company and Robert M. Elfont.	S-1/A	7/27/2015	10.11

10.13#	Executive Employment Agreement, by and between the Company and Mary M. Rozenman	S-1/A	7/27/2015	10.12

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.14#	Aimmune Therapeutics UK Ltd. UK Employment Agreement For Sue Barrowcliffe, dated February 19, 2016, by and between the Company and Susan Barrowcliffe				X

10.15#	Offer Letter, dated November 20, 2015, by and between the Company and Jeffrey Knapp				X

10.16#	Amended and Restated Settlement Agreement, dated May 5, 2015, by and between the Company and Bryan Walser.	S-1/A	7/27/2015	10.13

10.17#†	Consulting Agreement, dated February 9, 2015, by and between the Company and Bryan Walser.	S-1	7/6/2015	10.13

10.18	Aimmune Therapeutics, Inc. Employee Stock Purchase Plan.	S-8	7/27/2015	99.3

10.19	Non-Employee Director Compensation Program.	S-1/A	7/27/2015	10.16

10.20	Aimmune Therapeutics, Inc. Corporate Bonus Plan.	8-K	2/25/2016	10.1

21.1	List of subsidiaries	S-1/A	7/27/2015	21.1

23.1	Consent of independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page to the Registration Statement.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
**

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Aimmune Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.