Form 10-Q
period 2016-03-31
Aimmune Therapeutics, Inc.
filed 2016-05-16
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016 the registrant had 42,247,400 shares of common stock, $0.0001 par value per share, outstanding.

Aimmune Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)	Note 1
Assets
Current assets:
Cash and cash equivalents	$65,045	$76,677
Short-term investments	115,234	115,158
Prepaid expenses and other current assets	4,952	5,622
Total current assets	185,231	197,457
Long-term investments	6,697	7,992
Property and equipment, net	3,699	2,702
Prepaid expenses and other assets	4,302	4,210
Total assets	$199,929	$212,361
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,791	$1,863
Accrued liabilities	3,395	3,118
Other current liabilities	133	117
Total current liabilities	5,319	5,098
Other liabilities	1,212	1,012
Total liabilities	6,531	6,110
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, par value $0.0001 per share—290,000 shares authorized as of March 31, 2016 and December 31, 2015; 42,241 and 42,239 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively (including 518 and 599 shares subject to repurchase, legally issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	4	4
Additional paid-in capital	262,244	259,668
Accumulated other comprehensive loss	6	(88)
Accumulated deficit	(68,856)	(53,333)
Total stockholders’ equity	193,398	206,251
Total liabilities and stockholders’ equity	$199,929	$212,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended March 31,
	2016	2015
Operating expenses
Research and development	$9,976	$2,069
General and administrative	5,723	1,372
Total operating expenses	15,699	3,441
Loss from operations	(15,699)	(3,441)
Interest income	215	—
Interest expense	(24)	—
Other expense	(15)	—
Net loss	$(15,523)	$(3,441)
Other comprehensive loss, net of tax:
Unrealized gains on investments	94	—
Comprehensive loss	$(15,429)	$(3,441)

Net loss per common share, basic and diluted	$(0.37)	$(0.81)
Weighted average shares used in computing net loss per common share, basic and diluted	41,694	4,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(15,523)	$(3,441)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	125	11
Stock-based compensation expense	2,531	26
Investment premium amortization, net	291	—
Changes in operating assets and liabilities:
Prepaid expenses	611	(203)
Other assets	(32)	(84)
Accounts payable	(78)	499
Accrued liabilities	277	(801)
Other liabilities	215	—
Net cash used in operating activities	(11,583)	(3,993)
Cash flows from investing activities:
Purchase of property and equipment	(1,116)	(44)
Purchase of investments	(63,064)	—
Maturities of investments	64,086	—
Net cash used in investing activities	(94)	(44)
Cash flows from financing activities:
Net proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	79,757
Repurchase of Series A convertible preferred stock	—	(12,874)
Net cash proceeds from exercise of stock options, including early exercise	45	198
Net cash provided by financing activities	45	67,081
Net increase (decrease) in cash and cash equivalents	(11,632)	63,044
Cash and cash equivalents at the beginning of the period	76,677	2,269
Cash and cash equivalents at the end of the period	$65,045	$65,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

Since inception, we have incurred net losses and negative cash flows from operations. During the quarter ended March 31, 2016, we incurred a net loss of $15.5 million and used $11.6 million of cash in operations. As of March 31, 2016, we had an accumulated deficit of $68.9 million and we do not expect to experience positive cash flows in our near future. We have financed our operations to date primarily through private placements of equity securities and an initial public offering, or IPO, of common stock in August 2015. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include raising additional capital, obtaining U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval and commercializing in the United States and Europe, generating sufficient revenue and our ability to continue to control expenses, if necessary, to meet our obligations as they become due for the foreseeable future. Failure to obtain FDA and EMA approval, commercialize our lead product candidate, manage discretionary expenditures or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the U.S. and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the quarter ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year. We operate in one reportable segment.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

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

Initial Public Offering

On August 5, 2015, our registration statement on Form S-1 (File No. 333-205501) relating to the IPO of our common stock became effective. The IPO closed on August 11, 2015 at which time we issued 11,499,999 shares of our common stock at a price of $16.00 per share, which included 1,499,999 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received proceeds of $168.1 million, net of underwriting discounts and commissions, and offering expenses. In addition, upon our IPO, all outstanding shares of convertible preferred stock converted by their terms into 25.1 million shares of common stock. As of March 31, 2016, we had 42,241,400 shares of common stock outstanding.  In conjunction with our IPO, we filed our amended and restated certificate of incorporation that authorized 290,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share.

Stock Split

On July 30, 2015, we effected a 1-for-1.317 stock split of our common stock and convertible preferred stock. The par value of the authorized stock was not adjusted as a result of the stock split. In addition, we increased the number of authorized shares of common stock to 55,051,264 and the number of authorized shares of preferred stock to 25,051,264. All issued and outstanding common stock, convertible preferred stock, stock options and per share amounts contained in the accompanying condensed consolidated financial statements and the accompanying notes have been retroactively adjusted to give effect to the stock split for all periods presented.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the quarter ended March 31, 2016, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 will be effective for annual periods ending after December 15, 2016, with early adoption permitted. We do not currently believe the impact of adopting ASU 2014-15 on our consolidated financial statements will be material.

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The new standard is expected to impact our consolidated financial statements as we have certain operating lease arrangements for which we are the lessee. We are currently evaluating the impact the adoption of this new standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are currently evaluating the impact that the adoption of this new standard will have on our consolidated financial statements.

3. Available-for-Sale Securities and Fair Value Measurements

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

Our valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. We classify these inputs into the following hierarchy:

•	Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
•

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

•	Level 3—Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents:
Cash and money market funds	$29,185	$—	$—	$29,185
Agency securities	—	—	—	—
Corporate securities	—	5,215	—	5,215
Commercial paper	—	30,645	—	30,645
Total cash and cash equivalents	$29,185	$35,860	$—	$65,045
Investments
Certificates of deposit	$100	$—	$—	$100
Agency securities	—	40,613	—	40,613
Corporate securities	—	41,396	—	41,396
Commercial paper		25,554		25,554
US government securities	—	14,268	—	14,268
Total investments	$100	$121,831	$—	$121,931

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$61,477	$—	$—	$61,477
Agency securities	—	9,701	—	9,701
Corporate securities	—	2,000	—	2,000
Commercial paper	—	3,499	—	3,499
Total cash and cash equivalents	$61,477	$15,200	$—	$76,677
Investments
Certificates of deposit	$100	$—	$—	$100
Agency securities	—	43,325	—	43,325
Corporate securities	—	49,596	—	49,596
Commercial paper		17,843		17,843
US government securities	—	12,286	—	12,286
Total investments	$100	$123,050	$—	$123,150

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value. During the quarter ended March 31, 2016, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, are as follows (in thousands):

	March 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value

Agency securities	$40,607	$11	$(5)	$40,613
Corporate securities	46,615	9	(13)	46,611
Commercial paper	56,199	—	—	56,199
US government securities	14,264	5	(1)	14,268
Total available-for-sale investments	$157,685	$25	$(19)	$157,691

	December 31, 2015
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value

Agency securities	$53,062	$2	$(38)	$53,026
Corporate securities	51,626	28	(58)	51,596
Commercial paper	21,342	—	—	21,342
US government securities	12,308	—	(22)	12,286
Total available-for-sale investments	$138,338	$30	$(118)	$138,250

At March 31, 2016, all of the available-for-sale securities have contractual maturities within two years. We periodically review our available-for-sale investments for other-than-temporary impairment loss. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarter ended March 31, 2016, we did not recognize any other-than-temporary impairment loss. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Furniture and equipment	$768	$220
Computer equipment	799	324
Manufacturing equipment	458	458
Construction in progress	1,952	1,853
Property and equipment, gross	3,977	2,855
Less: accumulated depreciation	(278)	(153)
Property and equipment, net	$3,699	$2,702

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Compensation and benefits	$1,020	$1,645
Research and development	1,980	972
Professional and consulting	296	381
Other	99	120
Total	$3,395	$3,118

5. Commitments and Contingencies

Indemnifications

We indemnify each of our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as an officer or a director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity. The maximum amount of potential future indemnification is unlimited; however, we currently hold director and officer liability insurance. This insurance allows the transfer of risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations for any period.

Legal

We are currently not a party to any material legal proceedings. During the normal course of business, we may be a party to legal claims that may not be covered by insurance. We do not believe that any such claims would have a material impact on our consolidated financial statements.

6. Stock-Based Compensation

Equity Incentive Plan

In January 2013, we adopted its Stock Plan (the “2013 Plan”) and in July 2015, we adopted a new Stock Plan (the “2015 Plan”). Upon consummation of our IPO, the 2013 Plan was terminated and no further shares are reserved for issuance under the 2013 Plan.  As of March 31, 2106, there were 4.8 million shares reserved for future issuance under the 2015 Plan. As of March 31, 2016, there were 4.3 million shares subject to outstanding options under the 2013 Plan.

The 2013 Plan allowed employees to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. Such an exercise is not substantive for accounting purposes. Therefore, the payment received by us for the exercise price is recognized as an early exercise liability on the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of March 31, 2016 and December 31, 2015, 518,314  and 599,242 unvested shares were legally issued and outstanding, respectively. In connection with these unvested shares, we have recorded an early exercise liability as of March 31, 2016 of $184,000, of which $142,000 is included in other current liabilities and $42,000 is included in other non-current liabilities in the condensed consolidated balance sheet. These shares are excluded from basic and diluted net loss per share until our repurchase right lapses and the shares are no longer subject to the repurchase feature.

Option activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options and Unvested Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2015	4,814,892	$5.20	9.23	64,211
Options granted	1,432,000	$16.57
Options exercised and shares vested	(83,426)	$0.53
Options cancelled and retired	(65,850)	$0.14
Options cancelled	(67,851)	$3.34
Balance, March 31, 2016	6,029,765	$8.04	9.17	$33,258
Options vested and expected to vest as of March 31, 2016	5,734,910	$7.92	9.15	$37,868
Options exercisable as of March 31, 2016	4,271,077	$4.39	9.12	$39,146

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of March 31, 2016. The 2013 Plan provided for early exercise, therefore, all our outstanding stock options issued under that plan are exercisable.

As of March 31, 2016 and 2015, there was $34.4 million and $0.1 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over the weighted-average remaining vesting period of 3.3 years and 2.2 years, respectively.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2015	—	$—
Granted	5,000	14.30
Forfeited	—	—
Vested	—	—
Unvested Balance, March 31, 2016	5,000	$14.30

RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). As of March 31, 2016, there was $0.1 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 0.8 years.

Valuation Assumptions

  The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Quarter Ended March 31,
	2016	2015
Expected term (in years)	6.1	—
Expected volatility	74.3%	—%
Risk free interest rate	1.9%	—%
Dividend yield	—%	—%
Weighted average estimated fair value	$10.93	$—

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, is reflected in the statements of operations and comprehensive loss (in thousands):

	Quarter Ended March 31,
	2016	2015
Research and development	$945	$8
General and administrative	1,586	18
Total stock-based compensation expense	$2,531	$26

7. Net Loss per Share

Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. For periods in which we have generated a net loss, basic and diluted net loss per share are the same due to the requirement to exclude potentially dilutive securities, consisting of common shares underlying outstanding stock options and restricted stock units,  which would have an anti-dilutive effect on net loss per share.

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Quarter Ended March 31,
	2016	2015
Convertible preferred stock	—	18,208,684
Stock options and restricted stock units	6,034,765	1,730,647

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates, for the treatment of peanut and other food allergies. Our therapeutic approach, which we refer to as Characterized Oral Desensitization Immunotherapy, or CODITTM, is a system designed to desensitize patients to food allergens using rigorously characterized biologic products, defined treatment protocols and tailored support services.  In our Phase 2 studies of our lead CODIT product candidate, AR101, 43 of the 44 patients who completed the AR101 treatment regimen were desensitized to a clinically meaningful level of peanut protein of at least 443 mg, a level that substantially exceeds the amount of peanut protein typically encountered in an accidental exposure. We initiated PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults), our pivotal Phase 3 trial of AR101, in December 2015 and anticipate completing the study in the second half of 2017.  AR101 has been granted Fast-Track designation and Breakthrough Therapy Designation status in children and adolescents (ages 4 to 17) by the U.S. Food and Drug Administration, or FDA, and, if our clinical development plan is successfully completed, we intend to file a Biologics License Application, or BLA, with the FDA and a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA. We have worldwide commercial rights to all of our product candidates and, if approved currently intend to commercialize in the United States and Europe with our own specialty sales force.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our lead CODIT product candidate, AR101. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $15.5 million and used $11.6 million of cash in operations for the quarter ended March 31, 2016. As of March 31, 2016, our accumulated deficit was $68.9 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize, AR101 and as we develop other product candidates.

As a result of our Breakthrough Therapy Designation status for AR101, we are provided more frequent communications with the FDA regarding the clinical development plan for AR101.  These communications cover various aspects of the AR101 clinical development plan, including the size of the safety database required for an initial approval, the number of clinical trial subjects required for an initial approval in certain subgroups and whether, based on our current clinical development plan, we will be required to conduct additional clinical trials prior to filing a BLA.  Any additional clinical development requirements from the FDA could increase the costs of our clinical development program for AR101 and potentially delay our BLA submission timeline. In addition, we do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for, and begin to commercialize one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

There have been no new policies or significant changes to our critical accounting policies during the quarter ended March 31, 2016, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 will be effective for annual periods ending after December 15, 2016, with early adoption permitted. We do not currently believe the impact of adopting ASU 2014-15 on our consolidated financial statements will be material.

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The new standard is expected to impact our consolidated financial statements as we have certain operating lease arrangements for which we are the lessee. We are currently evaluating the impact the adoption of this new standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are currently evaluating the impact that the adoption of this new standard will have on our consolidated financial statements.

Components of Results of Operations

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities. Research and development expenses consist primarily of external-related expenses, employee-related expenses, stock-based compensation expense and facilities and other costs, which include the following:

•

External-related expenses include costs incurred to conduct research, such as the discovery and development of our product candidates; costs related to the production of clinical supplies, including fees paid to contract manufacturers; fees paid to consultants and vendors, including clinical research organizations in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees; such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis; costs for scientific conferences and meetings; and costs related to compliance with drug development regulatory requirements.

•	Employee-related costs include salaries, bonuses, severance and benefits for personnel in our research and development functions;
•	Stock-based compensation expense is expense associated with our equity plans for awards to personnel in our research and development functions.
•

Facilities and other costs include facilities-related rent, depreciation and other allocable expenses, which include general and administrative support functions and general supplies for our research and development activities.

We recognize all research and development expenses as they are incurred. Clinical trial, contract manufacturing and other development costs incurred by third parties are expensed as the contracted work is performed.

General and Administrative Expenses

General and administrative expenses include employee-related costs, stock-based compensation expense, external professional services expenses and facilities and other costs. Employee-related costs include salaries, bonuses, severance and benefits for personnel in our general and administrative functions. Stock-based compensation expense is expense associated with our equity plans for awards to personnel in our general and administrative functions. External professional services expenses consist of legal, accounting and audit services and other consulting fees. Facilities and other costs consist of facilities-related rent, depreciation, and other allocable expenses, which include general and administrative support functions, general supplies and insurance costs.

Results of Operations

	Quarter Ended March 31,
	2016	2015	$ Change
	(In thousands)
Operating expenses:
Research and development	$9,976	$2,069	$7,907
General and administrative	5,723	1,372	4,351
Total operating expenses	15,699	3,441	12,258
Loss from operations	(15,699)	(3,441)	(12,258)
Interest income	215	—	215
Interest expense	(24)	—	(24)
Other expense	(15)	—	(15)
Net loss	$(15,523)	$(3,441)	$(12,082)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the quarters ended March 31, 2016 and 2015:

	Quarter Ended March 31,
	2016	2015	$ Change
	(In thousands)
External-related expenses	$6,290	$1,530	$4,760
Employee-related costs	2,246	469	1,777
Stock-based compensation expense	945	8	937
Facilities and other costs	495	62	433
Total research and development expenses	$9,976	$2,069	$7,907

Research and development expenses for the quarter ended March 31, 2016 increased by   $7.9 million  compared to the quarter ended March 31, 2015 primarily due to external-related expenses, employee related costs, stock-based compensation expense and facilities and other costs. External-related costs increased primarily due to PALISADE, our pivotal Phase 3 clinical trial of AR101, which was initiated in 2015, continuation of ARC002, our Phase 2 follow on study of AR101, and contract manufacturing costs of AR101 for clinical trials.  Employee-related costs increased primarily due to increased headcount to support continued development of AR101. Stock-based compensation expense increased primarily due to increased headcount and higher valuation of stock options granted. Facilities and other costs increased primarily due to increased rent expense from our new facility leases and other allocable costs due to increased headcount.

We expect our research and development expenses to continue to increase as we continue enrollment in PALISADE, expand our manufacturing capabilities for AR101, conduct additional clinical studies of AR101, and develop additional CODIT product candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the quarters ended March 31, 2016 and 2015:

	Quarter Ended March 31,
	2016	2015	$ Change
	(In thousands)
Employee-related costs	$1,873	$695	$1,178
Stock-based compensation expense	1,586	18	1,568
External professional services	1,721	600	1,121
Facilities and other costs	543	59	484
Total general and administrative expenses	$5,723	$1,372	$4,351

General and administrative expenses for the quarter ended March 31, 2016   increased $4.4 million compared to the quarter ended March 31, 2015 primarily  due to  external professional services, employee-related costs, stock-based compensation expense and facilities and other costs.  Employee-related costs increased primarily due to increased headcount for additional administrative support associated with being a publicly traded company following our IPO in August 2015. Stock-based compensation expense increased primarily due to increased headcount and higher valuation of stock options granted. External professional services increased primarily due to higher costs incurred as a result of being a publicly traded company . Facilities and other costs increased primarily due to increased rent expense from our new facility leases and other allocable costs due to increased headcount.

We expect our general and administrative expenses to continue to increase as we build our infrastructure to support being a publicly traded company, including the hiring of additional personnel, and as we make select investments to support commercial planning for AR101.

Liquidity and Capital Resources

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

As of March 31, 2016, we had cash, cash equivalents and investments of $187.0 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through data readout of our PALISADE trial for AR101.

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

Our future funding requirements will depend on many factors, including the following:

•	the time and cost necessary to complete our ongoing PALISADE trial and the related roll-over study, ARC004;
•

the number, size and type of additional clinical trials or studies that we choose to initiate or the FDA or a foreign regulatory authority requires us to complete for AR101 prior to or following submission of our Biologics License Application, or BLA, or other marketing approval applications, as well as the cost and time of such trials and studies

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for AR101 or any future product candidate;
•	our research and development activities; or
•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize AR101 or any future product candidate.

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Quarter Ended March 31,
	2016	2015	$ Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(11,583)	$(3,993)	$(7,590)
Investing activities	(94)	(44)	(50)
Financing activities	45	67,081	(67,036)
Net change in cash and cash equivalents	$(11,632)	$63,044	$(74,676)

Net Cash Used In Operating Activities

Net cash used in operating activities was $11.6 million for the quarter ended March 31, 2016, an increase of $7.6 million, from $4.0 million for the quarter ended March 31, 2015. This increase was primarily due to higher net loss from operations resulting from increased research and development and general and administrative expenses.

Net Cash Used In Investing Activities

Cash used in investing activities consists primarily of purchases of property and equipment, purchases of investments and proceeds from the maturities of investments.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the quarter ended March 31, 2016 consisted of the exercise of stock options. Net cash provided by financing activities for the quarter ended March 31, 2015 consisted primarily of proceeds of $79.8 million from the issuance of the Series B convertible preferred stock, net of offering costs, partially offset by $12.9 million from the repurchase of shares of our Series A convertible preferred stock from certain investors.

Contractual Obligations and Other Commitments

There have been no material changes in our contractual obligations and commitments during the quarter ended March 31, 2016 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have variable interests in variable interest entities.

  Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of March 31, 2016 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business involves a significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, system and our lead product candidate, AR101, which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $35.8 million and $11.1 million for the years ended December 31, 2015 and 2014, respectively, and $15.5 million and $3.4 million for the quarter ended March 31, 2016 and 2015, respectively. At March 31, 2016, our accumulated deficit was $68.9 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize AR101, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of AR101. As of March 31, 2016, we had capital resources consisting of cash, cash equivalents and investments of $187.0 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval for and prepare for the commercialization of AR101, and as we develop other product candidates.

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

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through data readout of PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults), our ongoing pivotal Phase 3 trial for AR101. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates including possible future revenue streams. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to complete our ongoing PALISADE trial and the related roll-over study, ARC004;
•

the number, size and type of additional clinical trials or studies that we choose to initiate or the FDA or a foreign regulatory authority requires us to complete for AR101 prior to or following submission of our Biologics License Application, or BLA, or other marketing approval applications, as well as the cost and time of such trials and studies;

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

We currently have no products approved for sale. To date, we have invested substantially all of our efforts and financial resources in the research and development of our CODIT system and AR101, which is currently our only product candidate in clinical development. Before seeking marketing approval from the FDA, or comparable foreign regulatory authorities, for the sale of AR101, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product in humans.  We cannot be certain that AR101 will successfully demonstrate such properties in clinical trials and, even if it is successful, we may not receive regulatory approval for AR101, or may receive approval in a limited patient population, or may experience delays in receiving such regulatory approval. If we do not receive regulatory approval for AR101, we may not be able to continue our operations.

As a result, our prospects, including our ability to finance our operations and generate revenue, will depend largely on the successful development, regulatory approval and commercialization of AR101. We do not expect that such commercialization will occur for at least the next two years, if ever. The clinical and commercial success of AR101 will depend on a number of factors, many of which are out of our control, including the following:

•	the results from our PALISADE trial;
•	the frequency and severity of adverse effects experienced by patients treated with AR101;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•

the ability of third-party manufacturers to manufacture supplies of AR101 and to develop, validate and maintain a commercial-scale manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•	our ability to maintain our exclusive supply relationship with the Golden Peanut Company, or GPC;
•

our ability to demonstrate AR101’s safety and efficacy to the satisfaction of the FDA and foreign regulatory authorities, including our ability to enroll a sufficient number of adult patients to demonstrate to the FDA AR101’s safety and efficacy in that population;

•

whether we are required by the FDA or other foreign regulatory authorities, or choose, to conduct additional clinical trials prior to the approval to market AR101, as well as the cost and time of such trials;

•	whether the FDA or other foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;
•	the extent and nature of any Risk Evaluation and Mitigation Strategy, or REMS, or foreign equivalent, that may be required in connection with regulatory approval or following regulatory approval;
•	whether the FDA may restrict the use of our products to a narrow population;
•	our ability to successfully commercialize AR101, if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
•	our success in educating physicians and patients about the benefits, administration and use of AR101;
•	acceptance of AR101 as safe and effective by patients and the medical community;
•	the continued prevalence of peanut allergy;
•	achieving and maintaining compliance with all regulatory requirements applicable to AR101;
•	the effectiveness of our own or any future collaborators’ marketing, pricing, coverage and reimbursement, sales and distribution strategies and operations;
•	our ability to obtain issued patents that cover AR101 and to enforce such patents and other intellectual property rights in and to AR101;
•	our ability to avoid third-party intellectual property claims; and
•	a continued acceptable safety profile of AR101 following approval.

In addition, even though AR101 was granted Breakthrough Therapy Designation status by the FDA for oral immunotherapy of peanut sensitive children and adolescents (ages 4 through 17), we may not experience a faster development, review or approval process compared to conventional FDA procedures.  Generally, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.  Breakthrough status allows us to hold additional meetings with the FDA during the development process and to receive advice from the FDA regarding development and approval for AR101.  We are in ongoing discussions with the FDA on a number of topics for AR101, including the size of the safety database required for an initial approval, the number of clinical trial subjects required for an initial approval in certain subgroups and whether, based on our current clinical development plan, we will be required to conduct additional clinical trials prior to filing a BLA.  Any additional clinical development requirements from the FDA could increase the costs of our clinical development program for AR101 and potentially delay our BLA submission timeline.

The FDA and foreign regulatory authorities have substantial discretion in the approval process and we may be required to expend additional time and resources to obtain an approval, if any, and any approval we may seek may be delayed or prevented or limited to a narrower patient population that we originally target.  For example, the FDA or a foreign regulatory authority may object to elements of our clinical development program, including the number of patients in a particular subpopulation. Despite the time and expense exerted, failure can occur at any stage, and even if we are able obtain approval for AR101, such approval may be limited to a certain patient subgroup, such as children and adolescents between the ages of 4 and 17. Accordingly, we cannot assure our stockholders that we will ever be able to generate revenue through the sale of AR101 or become profitable as a result of such sales. If we are not able to successfully demonstrate the safety and efficacy of AR101 in humans in our clinical trials, obtain regulatory approval for AR101 for the indications we seek and successfully commercialize AR101, or are significantly delayed in doing so, our business will be materially harmed.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays in our clinical trials. Furthermore, results of earlier studies may not be predictive of future studies’ results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials and of similar academic research studies. For example, the positive results generated in our Phase 2 clinical trials of AR101 do not ensure that our PALISADE trial will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or commercial acceptance for our product candidates in the indications that we are seeking or at all.

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

•	obtain institutional review board, or IRB, or foreign equivalent approval at each site;
•	recruit suitable patients to participate in a clinical trial, including, in particular, a sufficient number of adults patients to support approval in that patient population;
•	have patients complete a clinical trial or return for post-treatment follow-up;
•	ensure that clinical sites observe clinical trial protocols, operate in accordance with good clinical practice standards, or continue to participate in a clinical trial;
•	address any patient safety concerns that arise during the course of a clinical trial, particularly with respect to the double-blind, placebo-controlled food challenges;
•	address any conflicts with new or existing laws or regulations;
•	initiate or add a sufficient number of clinical trial sites; or
•	manufacture sufficient quantities of product candidate for use in clinical trials.

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

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance and, as a result, may be subject to unanticipated delays. We are conducting our clinical trials, at least in part, at leading academic allergy research centers in the United States and Europe, as well as at community allergy practices. The number and capacity of such sites is limited and our ability to access the sites may be affected by the number and size of other trials occurring at the same time, including trials sponsored by our competitors. If adequate capacity at these sites is not available, the initiation and pace of our clinical trials may be adversely affected.

Conducting clinical trials in foreign countries, as we are doing for our PALISADE trial, presents additional risks that may delay completion of our clinical trials. These risks include a foreign regulatory authority imposing additional requirements prior to the commencement of clinical trials in a foreign country, the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes and political and economic risks relevant to such foreign countries. In addition, the FDA may determine that our clinical trial results obtained in foreign subjects are not representative of the U.S. patient population and are thus not supportive of a BLA approval in the United States.

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

In addition, certain sub-groups of patients may be more difficult to recruit than others. For example, in our PALISADE trial we intend to recruit a significant number of adults.  Prior to PALISADE, we have enrolled only one patient above the age of 17, and we believe the adult patient population is more difficult to recruit than younger patients. If we are not able to recruit sufficient numbers of adults into our PALISADE trial, or if the FDA concludes that additional safety and efficacy data is required for such patient sub group or any other age-based subgroup, any approval that we may obtain will not include an indication for patients of such subgroup. If we are not able to recruit patients to participate in our clinical trials in a timely manner, our business and results of operations could be adversely affected.

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
•

the FDA or the applicable foreign regulatory authority may require additional nonclinical studies or clinical trials, including trials with additional patients in one or more subgroups or to establish a larger safety database of patients who have been administered AR101;

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

Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing authorization for AR101, the FDA or the applicable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials. The FDA or the applicable foreign regulatory authority may also approve AR101 for a more limited indication and/or a narrower patient population than we originally request, or we may choose to pursue approval in a narrower patient population.  Further, the FDA or applicable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of AR101. Any delay in obtaining, or inability to obtain, applicable regulatory approval or a regulatory approval for a more limited indication and/or narrower patient population would delay, prevent, or limit commercialization of AR101 and would materially adversely impact our business and prospects.

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

Although we have monitored the subjects in our studies for certain safety concerns and we have not seen evidence of significant safety concerns in our clinical trials, patients treated with AR101 may experience adverse reactions. For instance, in independent research studies, patients receiving OIT for peanut allergy have suffered severe anaphylactic reactions. While we have developed AR101 and its associated treatment regimen in a manner which we believe reduces the risk of adverse reactions, we can provide no assurance that patients administered AR101 will not also suffer severe anaphylactic reactions, including reactions leading to death. For example, in our ARC001 clinical trial, one patient had an allergic reaction that was attributed to AR101 that was severe enough to require the administration of epinephrine and six patients in our ARC001 clinical trial and four patients in our ARC002 clinical trial who received AR101 and who did not achieve desensitization dropped out of the clinical trials early in the treatment regimen due to gastrointestinal side effects. It is possible that the FDA may ask for additional data regarding such matters.

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

We do not directly control the manufacturing of, and are completely dependent on, contract manufacturers for compliance with cGMP for manufacture of our products and product candidates. While we are building a manufacturing facility in a leased building in Clearwater, Florida, we will be reliant upon a contract manufacturer to operate that facility.  If the contract manufacturer operating that facility or our other contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

The pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. In particular, we compete in the segments of the pharmaceutical, biotechnology and other related markets that address the treatment of food allergies. As a result, we may face competition from many pharmaceutical and biotechnology companies, with considerably more resources and experience than we have, that are researching and selling products designed to treat food allergies or allergies in general. We are aware that DBV Technologies S.A. is developing a treatment for peanut allergy, which is currently being evaluated in a Phase 3 clinical trial. Many of our competitors have materially greater financial, manufacturing, marketing, research and drug development resources than we do. Large pharmaceutical and biotechnology companies in particular have extensive expertise in nonclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Failure to effectively compete against future products approved for the treatment of peanut allergy could harm our business and results of operations.

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of AR101 or any future products we develop. We currently carry product liability insurance covering use in our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

If and when we obtain approval for marketing AR101, we intend to expand our insurance coverage to include the sale of AR101. However, we may be unable to obtain this liability insurance on commercially reasonable terms, if at all.

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

As of March 31, 2016, we had 54 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize AR101 or any future product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

In addition, we intend to implement an enterprise resource planning, or ERP, system for our company. An ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, an ERP system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Additionally, during the conversion process, we may be limited in our ability to convert any business that we acquire to the ERP. Any disruptions or difficulties in implementing or using an ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

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

If we are not successful in identifying, developing, acquiring or commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of AR101, an important element of our strategy is to expand our product portfolio by identifying, developing and commercializing additional therapies including therapies using our CODIT system. A key component of our CODIT system is utilizing precisely defined dosages of well-characterized food proteins in order to allow for gradual updosing. This requires manufacturing stable and standardized drug product, which, for naturally occurring food based drug products, can be complex and difficult especially in low doses. Other than AR101, none of our product candidates have been tested in human clinical trials and many of our potential product candidates are still in the discovery stage. In addition, while we intend to evaluate third-party product candidates and technologies for the treatment of food allergies, we currently have no plans to acquire or in-license any specific product candidate. Our efforts to develop, acquire or in-license product candidates may be unsuccessful for many reasons, including:

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

Satisfaction of these requirements will entail substantial time, effort and financial resources, and we may never satisfy these requirements. In May 2016, we determined that our egg allergy program requires further product development,   and we now expect to submit an IND for our second food allergy program in 2017, which could be egg or another food allergy program. Any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of AR101 product candidates, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. Even if we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or the foreign regulatory authorities. Risks Related to Government Regulation

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of AR101 or any future product candidates.

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

Regulatory approval of a BLA or equivalent application in other territories is not guaranteed, and the approval process is expensive and may take several years. The FDA and foreign regulatory authorities also have substantial discretion in the approval process, we may be required to expend additional time and resources to obtain an approval, if any, and any approval we may seek may be delayed or prevented.  For example, the FDA or other regulatory authorities may require us to conduct additional clinical trials for AR101 either prior to or post-approval, such as additional trials in specific patient subpopulations or to establish a larger safety database of patients who have been administered AR101. The FDA or other regulatory authority may also object to elements of our clinical development program. Despite the time and expense exerted, failure can occur at any stage.

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

Some participants in our clinical trials have reported adverse effects after being treated with AR101. For example, in our ARC001 clinical trial, one patient had an allergic reaction that was attributed to AR101 that required the administration of epinephrine and six patients in our ARC001 clinical trial and four patients in our ARC002 clinical trial who received AR101 dropped out of the clinical trials early in the treatment regimen, before achieving desensitization, due to gastrointestinal side effects. If we are successful in completing the development of, obtaining approval for, and commercializing AR101 or any other products, FDA and foreign regulatory authority regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

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

The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. A foreign regulatory authority may impose additional requirements prior to the commencement of clinical trials in one country that were not required in other countries, including the United States. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. For example, a foreign regulatory authority may determine that our clinical trial results obtained in U.S. subjects are not representative of foreign patient populations and are thus not supportive of an approval outside of the United States. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not be able to file for foreign regulatory approvals or do so on a timely basis, and even if we do file we may not receive necessary approvals to commercialize our products in any market.

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
•

the number, size and type of additional clinical trials or studies that we choose to conduct or the FDA requires us to complete for AR101 prior to or following submission of our BLA and the cost and time of such trials and studies

•

regulatory approval or our receipt of a complete response letter to AR101 and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

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

As of March 31, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 65% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Appointment of Chief Operating Officer

In April 2016, we entered into an Executive Employment Agreement with Jeffrey Knapp, our Chief Operating Officer with an effective date of February 1, 2016. The Executive Employment Agreement supersedes the offer letter of employment entered into in December 2015.  The terms of the Executive Employment Agreement match the material terms of the offer letter of employment described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015 and includes an annual base salary of $375,000, eligibility to receive a discretionary cash bonus for the year ending December 31, 2016, targeted at 35% of Mr. Knapp’s annual base salary (pro-rated from February 1, 2016, Mr. Knapp’s commencement of employment with us, through the end of the 2016 fiscal year). In the event that Mr. Knapp is terminated by us without “cause” or resigns for “good reason” (as such terms are defined in Mr. Knapp’s Executive Employment Agreement), then in exchange for providing us a general release of claims, Mr. Knapp is entitled to receive (i) continued base salary payments for nine months, (ii) reimbursement of premiums for continued healthcare coverage for nine months, and (iii) six months’ accelerated vesting of equity awards, including stock options, held by Mr. Knapp (with any vested stock options remaining exercisable for twelve months after his termination of employment or resignation). If the termination or resignation occurs during the period commencing three months prior to a change in control and ending twelve months after a change in control, then, in lieu of the foregoing benefits, Mr. Knapp is entitled to receive (a) a cash lump sum payment equal to (i) twelve months’ base salary, plus (ii) his target bonus, plus (iii) reimbursement of continued healthcare coverage premiums for twelve months, and (b) full accelerated vesting of each equity award, including stock option, held by Mr. Knapp (with any stock options remain exercisable for twelve months following such termination or resignation).

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

Aimmune Therapeutics, Inc.

Date: May 16, 2016	By:	/s/ Stephen G. Dilly
Stephen G. Dilly, M.B.B.S., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Aimmune Therapeutics, Inc.

Date: May 16, 2016	By:	/s/ Warren L. DeSouza
Warren L. DeSouza
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

op
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	8/11/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

10.1#	Aimmune Therapeutics UK Ltd. UK Employment Agreement For Sue Barrowcliffe, dated February 19, 2016, by and between the Company and Susan E. Barrowcliffe.	10-K	3/3/2016	10.14

10.2#	Executive Employment Agreement, effective February 1, 2016, by and between the Company and Jeffrey H. Knapp.				X

10.3#	Executive Employment Agreement, dated April 4, 2016, by and between the Company and Douglas T. Sheehy.				X

10.4#	Aimmune Therapeutics, Inc. Corporate Bonus Plan	8-K	2/25/2016	10.1

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Indicates management contract or compensatory plan.
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