Form 10-Q
period 2016-06-30
Aimmune Therapeutics, Inc.
filed 2016-08-10
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-37519

AIMMUNE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2748244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Marina Blvd., Suite 300

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

As of July 31, 2016, the registrant had 42,254,366 shares of common stock, $0.0001 par value per share, outstanding.

AIMMUNE THERAPEUTICS, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)	Note 1
Assets
Current assets:
Cash and cash equivalents	$74,430	$76,677
Short-term investments	94,538	115,158
Prepaid expenses and other current assets	3,782	5,622
Total current assets	172,750	197,457
Long-term investments	2,804	7,992
Property and equipment, net	7,032	2,702
Prepaid expenses and other assets	3,110	4,210
Total assets	$185,696	$212,361
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,261	$1,863
Accrued liabilities	4,433	3,118
Other current liabilities	150	117
Total current liabilities	5,844	5,098
Other liabilities	1,323	1,012
Total liabilities	7,167	6,110
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, par value $0.0001 per share—290,000 shares authorized as of June 30, 2016, and December 31, 2015; 42,304 and 42,239 shares issued and outstanding as of June 30, 2016, and December 31, 2015, respectively (including 415 and 599 shares subject to repurchase, legally issued and outstanding as of June 30, 2016, and December 31, 2015, respectively)	4	4
Additional paid-in capital	265,489	259,668
Accumulated other comprehensive income (loss)	31	(88)
Accumulated deficit	(86,995)	(53,333)
Total stockholders’ equity	178,529	206,251
Total liabilities and stockholders’ equity	$185,696	$212,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses
Research and development	$11,820	$3,131	$21,796	$5,200
General and administrative	6,466	4,246	12,189	5,618
Total operating expenses	18,286	7,377	33,985	10,818
Loss from operations	(18,286)	(7,377)	(33,985)	(10,818)
Interest income	231	1	446	1
Interest expense	(25)	—	(49)	—
Other expense	(59)	—	(74)	—
Net loss	$(18,139)	$(7,376)	$(33,662)	$(10,817)
Other comprehensive loss, net of tax:
Unrealized gains on investments	25	—	119	—
Comprehensive loss	$(18,114)	$(7,376)	$(33,543)	$(10,817)

Net loss per common share, basic and diluted	$(0.43)	$(1.60)	$(0.81)	$(2.45)
Weighted average shares used in computing net loss per common share, basic and diluted	41,800	4,619	41,678	4,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(33,662)	$(10,817)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	257	30
Stock-based compensation expense	5,605	989
Investment premium amortization, net	526	—
Changes in operating assets and liabilities:
Prepaid expenses	3,097	(563)
Other assets	(129)	(85)
Accounts payable	(645)	(169)
Accrued liabilities	1,314	1,537
Other liabilities	317	284
Net cash used in operating activities	(23,320)	(8,794)
Cash flows from investing activities:
Purchase of property and equipment	(4,544)	(596)
Purchase of investments	(81,290)	—
Maturities of investments	106,691	—
Change in restricted cash	—	(60)
Net cash provided by (used in) investing activities	20,857	(656)
Cash flows from financing activities:
Net proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	79,779
Repurchase of Series A convertible preferred stock	—	(12,874)
Net cash proceeds from exercise of stock options, including early exercise	216	214
Offering costs incurred for initial public offering	—	(1,436)
Net cash provided by financing activities	216	65,683
Net increase (decrease) in cash and cash equivalents	(2,247)	56,233
Cash and cash equivalents at the beginning of the period	76,677	2,269
Cash and cash equivalents at the end of the period	$74,430	$58,502
Supplemental schedule of non-cash investing and financing activities
Capital expenditures funded through long term lease obligation	$—	$600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

1. Formation and Business of the Company

Aimmune Therapeutics, Inc., or the Company, formerly known as Allergen Research Corporation, is a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates, for the treatment of peanut and other food allergies. Our therapeutic approach, which we refer to as Characterized Oral Desensitization Immunotherapy, or CODITTM, is a system designed to desensitize patients to food allergens using rigorously characterized biologic products, defined treatment protocols and tailored support services. We are headquartered in Brisbane, California, and were incorporated in the state of Delaware on June 24, 2011.

Since inception, we have incurred net losses and negative cash flows from operations. During the six months ended June 30, 2016, we incurred a net loss of $33.7 million and used $23.3 million of cash in operations. As of June 30, 2016, we had an accumulated deficit of $87.0 million, and we do not expect to experience positive cash flows in our near future. We have financed our operations to date primarily through private placements of equity securities and an initial public offering, or IPO, of common stock in August 2015. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include raising additional capital, obtaining U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval and commercializing in the United States and Europe, generating sufficient revenue, and our ability to continue to control expenses, if necessary, to meet our obligations as they become due for the foreseeable future. Failure to obtain FDA and EMA approval, commercialize our lead product candidate, manage discretionary expenditures, or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the quarter and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any other interim period or for any other future year. We operate in one reportable segment.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC.

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

Initial Public Offering

On August 5, 2015, our registration statement on Form S-1 (File No. 333-205501) relating to the IPO of our common stock became effective. The IPO closed on August 11, 2015, at which time we issued 11,499,999 shares of our common stock at a price of $16.00 per share, which included 1,499,999 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received proceeds of $168.1 million, net of underwriting discounts and commissions and offering expenses. In addition, upon our IPO, all outstanding shares of convertible preferred stock converted by their terms into 25.1 million shares of common stock. As of June 30, 2016, we had 42,303,824 shares of common stock outstanding.  In conjunction with our IPO, we filed our amended and restated certificate of incorporation that authorized 290,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the quarter and six months ended June 30, 2016, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 will be effective for annual periods ending after December 15, 2016, with early adoption permitted. We do not currently believe the impact of adopting ASU 2014-15 on our consolidated financial statements will be material.

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The new standard is expected to impact our consolidated financial statements as we have certain operating lease arrangements for which we are the lessee. We are currently evaluating the impact the adoption of this new standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. We are currently evaluating the impact that the adoption of this new standard will have on our consolidated financial statements.

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

The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents:
Cash and money market funds	$62,636	$—	$—	$62,636
Commercial paper	—	11,794	—	11,794
Total cash and cash equivalents	$62,636	$11,794	$—	$74,430
Investments
Agency securities	$—	$40,547	$—	$40,547
Corporate securities	—	26,228	—	26,228
Commercial paper	—	18,524	—	18,524
U.S. government securities	—	12,043	—	12,043
Total investments	$—	$97,342	$—	$97,342

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$61,477	$—	$—	$61,477
Agency securities	—	9,701	—	9,701
Corporate securities	—	2,000	—	2,000
Commercial paper	—	3,499	—	3,499
Total cash and cash equivalents	$61,477	$15,200	$—	$76,677
Investments
Certificates of deposit	$100	$—	$—	$100
Agency securities	—	43,325	—	43,325
Corporate securities	—	49,596	—	49,596
Commercial paper	—	17,843	—	17,843
U.S. government securities	—	12,286	—	12,286
Total investments	$100	$123,050	$—	$123,150

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value. During the quarter and six months ended June 30, 2016, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, are as follows (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value

Agency securities	$40,529	$20	$(2)	$40,547
Corporate securities	26,226	4	(2)	26,228
Commercial paper	30,318	—	—	30,318
U.S. government securities	12,030	13	—	12,043
Total available-for-sale investments	$109,103	$37	$(4)	$109,136

	December 31, 2015
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value

Agency securities	$53,062	$2	$(38)	$53,026
Corporate securities	51,626	28	(58)	51,596
Commercial paper	21,342	—	—	21,342
U.S. government securities	12,308	—	(22)	12,286
Total available-for-sale investments	$138,338	$30	$(118)	$138,250

At June 30, 2016, all of the available-for-sale securities have contractual maturities within two years. We periodically review our available-for-sale investments for other-than-temporary impairment loss. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarter and six months ended June 30, 2016, we did not recognize any other-than-temporary impairment loss. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Furniture and equipment	$777	$220
Computer equipment	813	324
Manufacturing equipment	499	458
Construction in progress	5,353	1,853
Property and equipment	7,442	2,855
Less: accumulated depreciation	(410)	(153)
Property and equipment, net	$7,032	$2,702

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Compensation and benefits	$2,076	$1,645
Research and development	1,629	972
Professional and consulting	536	381
Other	192	120
Total accrued liabilities	$4,433	$3,118

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

6. Stock-Based Compensation

Equity Incentive Plan

In January 2013, we adopted our Stock Plan (the “2013 Plan”) and in July 2015, we adopted a new Stock Plan (the “2015 Plan”). Upon consummation of our IPO, the 2013 Plan was terminated and no further shares are reserved for issuance under the 2013 Plan.  As of June 30, 2016, there were 4.3 million shares reserved for future issuance under the 2015 Plan. As of June 30, 2016, there were 4.1 million shares subject to outstanding options under the 2013 Plan.

The 2013 Plan allowed employees to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. Such an exercise is not substantive for accounting purposes. Therefore, the payment received by us for the exercise price is recognized as an early exercise liability on the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of June 30, 2016, and December 31, 2015, 415,171  and 599,242 unvested shares were legally issued and outstanding, respectively. In connection with these unvested shares, we have recorded an early exercise liability as of June 30, 2016, of $144,000, of which $127,000 is included in other current liabilities and $17,000 is included in other non-current liabilities in the condensed consolidated balance sheet. These shares are excluded from basic and diluted net loss per share until our repurchase right lapses and the shares are no longer subject to the repurchase feature.

Option activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options and Unvested Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2015	4,814,892	$5.20	9.23	64,211
Options granted	1,997,775	$15.57
Options exercised and shares vested	(248,994)	$0.86
Options cancelled and retired	(65,850)	$0.14
Options cancelled	(141,565)	$7.11
Balance, June 30, 2016	6,356,258	$8.64	9.05	$13,845
Options vested and expected to vest as of June 30, 2016	6,068,919	$8.53	8.89	$13,882
Options exercisable as of June 30, 2016	4,106,567	$4.66	9.00	$25,290

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of June 30, 2016. The 2013 Plan provided for early exercise, therefore, all our outstanding stock options issued under that plan are exercisable.

As of June 30, 2016 and 2015, there was $35.0 million and $5.7 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over the weighted-average remaining vesting period of 3.1 years and 3.6 years, respectively.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2015	—	$—
Granted	17,000	14.01
Forfeited	—	—
Vested	—	—
Unvested Balance, June 30, 2016	17,000	$14.01

RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). As of June 30, 2016, there was $0.2 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 0.7 years.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	74.6%	75.8%	74.4%	75.8%
Risk free interest rate	1.4%	1.7%	1.8%	1.7%
Dividend yield	—%	—%	—	—%
Weighted average estimated fair value	$8.50	$3.64	$10.24	$3.64

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, reflected in the statements of operations and comprehensive loss is as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$1,272	$88	$2,217	$96
General and administrative	1,802	875	3,388	893
Total stock-based compensation expense	$3,074	$963	$5,605	$989

During the quarters ended June 30, 2016 and 2015, we recorded $0.1 million and $0.6 million, respectively, of stock-based compensation expense related to the acceleration of vesting of certain former executives’ stock options.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Convertible preferred stock	—	25,051,257	—	21,713,994
Stock options and restricted stock units	6,373,258	1,942,218	6,373,258	3,672,867

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 3, 2016. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates, for the treatment of peanut and other food allergies. Our therapeutic approach, which we refer to as Characterized Oral Desensitization Immunotherapy, or CODITTM, is a system designed to desensitize patients to food allergens using rigorously characterized biologic products, defined treatment protocols and tailored support services.  In our Phase 2 studies of our lead CODIT product candidate, AR101, 43 of the 44 patients who completed the AR101 treatment regimen were desensitized to a clinically meaningful level of peanut protein of at least 443 mg, a level that substantially exceeds the amount of peanut protein typically encountered in an accidental exposure. We initiated PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults), our pivotal Phase 3 trial of AR101, in December 2015 and anticipate completing the study in the second half of 2017.  AR101 has been granted Fast Track designation and Breakthrough Therapy designation in children and adolescents (ages 4 to 17) by the U.S. Food and Drug Administration, or FDA, and, if our clinical development plan is successfully completed, we intend to file a Biologics License Application, or BLA, with the FDA and a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA. We have worldwide commercial rights to all of our product candidates and, if approved, currently intend to commercialize in the United States and Europe with our own specialty sales force.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our lead CODIT product candidate, AR101. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $33.7 million and used $23.3 million of cash in operations for the six months ended June 30, 2016. As of June 30, 2016, our accumulated deficit was $87.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize AR101, and as we develop other product candidates.

As a result of our Breakthrough Therapy designation for AR101, we are provided more frequent communications with the FDA regarding the clinical development plan for AR101. These communications cover various aspects of the AR101 clinical development plan, including the size of the safety database required for an initial approval, the number of clinical trial subjects required for an initial approval in certain subgroups, and whether, based on our current clinical development plan, we will be required to conduct additional clinical trials prior to filing a BLA. Any additional clinical development requirements from the FDA could increase the costs of our clinical development program for AR101 and potentially delay our BLA submission timeline. In addition, we do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for, and begin to commercialize one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings, and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts, or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

We currently utilize contract manufacturers for all of our manufacturing activities. In June 2015, we entered into a lease for a manufacturing facility in Clearwater, Florida, but do not expect manufacturing operations by our contract manufacturer to commence at that facility until early 2017. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical trials, and we do not yet have a sales organization. We expect to significantly increase our investment in costs relating to our manufacturing process and sales organization as we prepare for the filing of a BLA with the FDA and a MAA with the EMA and prepare for a possible commercial launch of AR101.

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

There have been no new policies or significant changes to our critical accounting policies as disclosed in the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. We are currently evaluating the impact that the adoption of this new standard will have on our consolidated financial statements.

Components of Results of Operations

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities. Research and development expenses consist primarily of external-related expenses, employee-related expenses, stock-based compensation expense, and facilities and other costs, which include the following:

•

External-related expenses include: costs incurred to conduct research, such as the discovery and development of our product candidates; costs related to the production of clinical supplies, including fees paid to contract manufacturers; fees paid to consultants and vendors, including clinical research organizations in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis; costs for scientific conferences and meetings; and costs related to compliance with drug development regulatory requirements.

•	Employee-related costs include salaries, bonuses, severance and benefits for personnel in our research and development functions.

•	Stock-based compensation expense is expense associated with our equity plans for awards to personnel in our research and development functions.
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

General and Administrative Expenses

General and administrative expenses include employee-related costs, stock-based compensation expense, external professional services expenses, and facilities and other costs. Employee-related costs include salaries, bonuses, severance and benefits for personnel in our general and administrative functions. Stock-based compensation expense is expense associated with our equity plans for awards to personnel in our general and administrative functions. External professional services expenses consist of legal, accounting, and audit services and other consulting fees. Facilities and other costs consist of facilities-related rent, depreciation, and other allocable expenses, which include general and administrative support functions, general supplies and insurance costs.

Results of Operations

Comparison of the Quarters Ended June 30, 2016 and 2015

	Quarter Ended June 30,
	2016	2015	$ Change
	(In thousands)
Operating expenses:
Research and development	$11,820	$3,131	$8,689
General and administrative	6,466	4,246	2,220
Total operating expenses	18,286	7,377	10,909
Loss from operations	(18,286)	(7,377)	(10,909)
Interest income	231	1	230
Interest expense	(25)	—	(25)
Other expense	(59)	—	(59)
Net loss	$(18,139)	$(7,376)	$(10,763)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the quarters ended June 30, 2016 and 2015

	Quarter Ended June 30,
	2016	2015	$ Change
	(In thousands)
External-related expenses	$7,060	$1,805	$5,255
Employee-related costs	2,932	1,067	1,865
Stock-based compensation expense	1,272	88	1,184
Facilities and other costs	556	171	385
Total research and development expenses	$11,820	$3,131	$8,689

Research and development expenses for the quarter ended June 30, 2016, increased by $8.7 million compared to the quarter ended June 30, 2015, primarily due to external-related expenses, employee related costs, stock-based compensation expense and facilities and other costs. External-related costs increased primarily due to PALISADE, our pivotal Phase 3 clinical trial of AR101, which was initiated in late 2015, and contract manufacturing costs of AR101 for clinical trials. Employee-related costs increased primarily due to increased headcount to support continued development of AR101. Stock-based compensation expense increased primarily due to increased headcount and higher valuation of stock options granted. Facilities and other costs increased primarily due to increased rent expense from our new facility leases and other allocable costs due to increased headcount.

We expect our research and development expenses to continue to increase as we continue enrollment in PALISADE, expand our manufacturing capabilities for AR101, conduct additional clinical studies of AR101, and develop additional CODIT product candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the quarters ended June 30, 2016 and 2015:

	Quarter Ended June 30,
	2016	2015	$ Change
	(In thousands)
Employee-related costs	$2,166	$671	$1,495
Stock-based compensation expense	1,802	875	927
External professional services	1,963	2,479	(516)
Facilities and other costs	535	221	314
Total general and administrative expenses	$6,466	$4,246	$2,220

General and administrative expenses for the quarter ended June 30, 2016, increased $2.2 million compared to the quarter ended June 30, 2015, primarily due to higher employee-related costs, stock-based compensation expense, and facilities and other costs, partially offset by a decrease in external professional services.  Employee-related costs increased primarily due to increased headcount for additional administrative support associated with being a publicly traded company following our initial public offering, or IPO, in August 2015. Stock-based compensation expense increased primarily due to increased headcount and higher valuation of stock options granted. Facilities and other costs increased primarily due to increased rent expense from our new facility leases and other allocable costs due to increased headcount. External professional services decreased primarily due to higher costs incurred during the prior period in preparation of our IPO and market research services to inform our commercial strategy.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure as a publicly traded company, including the hiring of additional personnel, and incur expenses related to commercial planning and support for AR101.

Comparison of the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015	$ Change
	(In thousands)
Operating expenses:
Research and development	$21,796	$5,200	$16,596
General and administrative	12,189	5,618	6,571
Total operating expenses	33,985	10,818	23,167
Loss from operations	(33,985)	(10,818)	(23,167)
Interest income	446	1	445
Interest expense	(49)	—	(49)
Other expense	(74)	—	(74)
Net loss	$(33,662)	$(10,817)	$(22,845)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	$ Change
	(In thousands)
External-related expenses	$13,350	$3,335	$10,015
Employee-related costs	5,178	1,536	3,642
Stock-based compensation expense	2,217	96	2,121
Facilities and other costs	1,051	233	818
Total research and development expenses	$21,796	$5,200	$16,596

Research and development expenses for the six months ended June 30, 2016, increased by $16.6 million compared to the six months ended June 30, 2015, primarily due to external-related expenses, employee related costs, stock-based compensation expense and facilities and other costs. External-related costs increased primarily due to PALISADE, our pivotal Phase 3 clinical trial of AR101, which was initiated in late 2015, and contract manufacturing costs of AR101 for clinical trials.  Employee-related costs increased primarily due to increased headcount to support continued development of AR101. Stock-based compensation expense increased primarily due to increased headcount and higher valuation of stock options granted. Facilities and other costs increased primarily due to increased rent expense from our new facility leases and other allocable costs due to increased headcount.

We expect our research and development expenses to continue to increase as we continue enrollment in PALISADE, expand our manufacturing capabilities for AR101, conduct additional clinical studies of AR101, and develop additional CODIT product candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	$ Change
	(In thousands)
Employee-related costs	$4,039	$1,366	$2,673
Stock-based compensation expense	3,388	893	2,495
External professional services	3,684	3,079	605
Facilities and other costs	1,078	280	798
Total general and administrative expenses	$12,189	$5,618	$6,571

General and administrative expenses for the six months ended June 30, 2016, increased $6.6 million compared to the six months ended June 30, 2015, primarily due to employee-related costs, stock-based compensation expense, external professional services and facilities and other costs.  Employee-related costs increased primarily due to increased headcount for additional administrative support associated with being a publicly traded company following our IPO in August 2015. Stock-based compensation expense increased primarily due to increased headcount and higher valuation of stock options granted. External professional services increased primarily due to higher costs incurred as a result of being a publicly traded company and for costs related to participation in meetings and conferences to build awareness of AR101. Facilities and other costs increased primarily due to increased rent expense from our new facility leases and other allocable costs due to increased headcount.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure as a publicly traded company, including the hiring of additional personnel, and as we incur expenses related to commercial planning and support for AR101.

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

As of June 30, 2016, we had cash, cash equivalents and investments of $171.8 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through data readout of our PALISADE trial for AR101.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for, and begin to commercialize one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings, and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts, or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for AR101 or any future product candidate;
•	our research and development activities; or
•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize AR101 or any future product candidate.

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Six Months Ended June 30,
	2016	2015	$ Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(23,320)	$(8,794)	$(14,526)
Investing activities	20,857	(656)	21,513
Financing activities	216	65,683	(65,467)
Net change in cash and cash equivalents	$(2,247)	$56,233	$(58,480)

Net Cash Used In Operating Activities

Net cash used in operating activities was $23.3 million for the six months ended June 30, 2016, an increase of $14.5 million, from $8.8 million for the six months ended June 30, 2015. This increase was primarily due to higher net loss from operations resulting from increased research and development and general and administrative expenses and an increase in prepaid expenses related to clinical research expenses.

Net Cash Used In Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2016, consisted of maturities of investments, net of purchases of investments, partially offset by purchases of property and equipment primarily related to our manufacturing facility. Net cash used in investing activities for the six months ended June 30, 2015 consisted primarily of purchases of property and equipment related to increases in headcount.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016, consisted of the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2015, consisted primarily of proceeds of $79.8 million from the issuance of the Series B convertible preferred stock, net of offering costs, partially offset by $12.9 million from the repurchase of shares of our Series A convertible preferred stock from certain investors.

Contractual Obligations and Other Commitments

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have variable interests in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur losses for the foreseeable future. We have only one product candidate in clinical trials and no product sales, which, together with our limited operating history, make it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, system and our lead product candidate, AR101, which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $35.8 million and $11.1 million for the years ended December 31, 2015 and 2014, respectively, and $33.7 million and $10.8 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, our accumulated deficit was $87.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize AR101, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of AR101. As of June 30, 2016, we had capital resources consisting of cash, cash equivalents and investments of $171.8 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval for and prepare for the commercialization of AR101, and as we develop other product candidates.

These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, sales and marketing, and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of AR101 or any other product candidates.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•	the timing and cost of, and level of investment in, research, development, and commercialization activities relating to our product candidates, which may change from time to time;
•	coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our product candidates;
•	the timing and cost of our clinical trials, including the ability to initiate sites, enroll patients in a timely manner, and submit or obtain approval of regulatory filings;
•	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
•	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;
•	the level of demand for our products, if approved, which may vary significantly;
•	future accounting pronouncements or changes in our accounting policies; and
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

Risks Related to Our Business

We are substantially dependent on the success of AR101, which will require significant additional clinical testing before we can seek regulatory approval and potentially commence commercial sales, and which may not be successful in clinical trials, receive regulatory approval or be successfully commercialized, even if approved.

We currently have no products approved for sale. To date, we have invested substantially all of our efforts and financial resources in the research and development of our CODIT system and AR101, which is currently our only product candidate in clinical development. Before seeking marketing approval from the FDA, or comparable foreign regulatory authorities, for the sale of AR101, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product in humans.  We cannot be certain that AR101 will successfully demonstrate such properties in clinical trials and, even if it is successful, we may not receive regulatory approval for AR101, or we may receive approval in a limited patient population, or we may experience delays in receiving such regulatory approval. If we do not receive regulatory approval for AR101, we may not be able to continue our operations.

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

•	whether the FDA or other foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	our ability to raise additional capital to fund our development, manufacturing and commercialization activities for AR101;
•	the receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;
•	the extent and nature of any Risk Evaluation and Mitigation Strategy, or REMS, or foreign equivalent, that may be required in connection with regulatory approval or following regulatory approval;
•	whether the FDA may restrict the use of our products to a narrow population;
•	our ability to successfully commercialize AR101, if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
•	our success in educating physicians and patients about the benefits, administration and use of AR101;
•	acceptance of AR101 as safe and effective by patients and the medical community;
•	the continued prevalence of peanut allergy;
•	achieving and maintaining compliance with all regulatory requirements applicable to AR101;
•	the effectiveness of our own or any future collaborators’ marketing, pricing, coverage and reimbursement, sales and distribution strategies and operations;
•	our ability to obtain issued patents that cover AR101 and to enforce such patents and other intellectual property rights to AR101;
•	our ability to avoid third-party intellectual property claims; and
•	a continued acceptable safety profile of AR101 following approval.

In addition, even though AR101 was granted Breakthrough Therapy designation by the FDA for oral immunotherapy of peanut allergic children and adolescents (ages 4 through 17), we may not experience a faster development, review or approval process compared to conventional FDA procedures.  Generally, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.  Breakthrough Therapy status allows us to hold additional meetings with the FDA during the development process and to receive advice from the FDA regarding development and approval for AR101.  We are in ongoing discussions with the FDA on a number of topics for AR101, including the size of the safety database required for an initial approval, the number of clinical trial subjects required for an initial approval in certain subgroups and whether, based on our current clinical development plan, we will be required to conduct additional clinical trials prior to filing a BLA.  Any additional clinical development requirements from the FDA would increase the costs of our clinical development program for AR101 and potentially delay our BLA submission timeline.

The FDA and foreign regulatory authorities have substantial discretion in the approval process and we may be required to expend additional time and resources to obtain an approval, if any, and any approval we may seek may be delayed or prevented or limited to a narrower patient population than we originally target.  For example, the FDA or a foreign regulatory authority may object to elements of our clinical development program, including the number of patients in a particular subpopulation. Despite the time and expense exerted, failure can occur at any stage, and, even if we are able to obtain approval for AR101, such approval may be limited to a certain patient subgroup, such as children and adolescents between the ages of 4 and 17. Accordingly, we cannot assure our stockholders that we will ever be able to generate revenue through the sale of AR101 or become profitable as a result of such sales. If we are not able to successfully demonstrate the safety and efficacy of AR101 in humans in our clinical trials, obtain regulatory approval for AR101 for the indications we seek and successfully commercialize AR101, or if we are significantly delayed in doing so, our business will be materially harmed.

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

In addition, we do not know whether our PALISADE trial or clinical trials of other product candidates will need to be redesigned, willenroll an adequate number of patients on time, or will be conducted on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure to:

•	obtain regulatory approval to commence a clinical trial;
•

reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among CROs and clinical trial sites;

•	obtain institutional review board, or IRB, or foreign equivalent approval at each site;
•	recruit suitable patients to participate in a clinical trial, including, in particular, a sufficient number of adult patients to support approval in that patient population;
•	have patients complete a clinical trial or return for post-treatment follow-up;
•	ensure that clinical sites observe clinical trial protocols, operate in accordance with good clinical practice standards, or continue to participate in a clinical trial;
•	address any patient safety concerns that arise during the course of a clinical trial, particularly with respect to the double-blind, placebo-controlled food challenges;
•	address any conflicts with new or existing laws or regulations;
•	initiate or add a sufficient number of clinical trial sites;
•	demonstrate that the manufacturing process for AR101 is adequately controlled to ensure that all product produced meets required quality and regulatory standards; or
•	manufacture sufficient quantities of product candidate for use in clinical trials.

For example, subsequent to filing our Investigational New Drug application, or IND, for AR101, the FDA put the Phase 2 clinical trial on clinical hold in order to obtain additional information regarding our manufacturing process and to request certain changes to the design of the clinical trial. Specifically, the FDA requested information regarding the procedures used to ensure that the drug product was not contaminated, the procedures used to ensure the uniformity and consistency of the drug product, our acceptance procedures for the drug product and the placebo, and procedures to ensure correct dosing. In addition, the FDA requested changes to the clinical trial relating to the stopping rules for the trial, withdrawal criteria for the trial, exclusion criteria for patients, the appearance of the drug and the placebo, and the drug lots used in the trial. We provided the FDA with the information it requested and made agreed-upon changes to the clinical trial. However, complying with the FDA’s request resulted in an approximately two month delay in initiation of the trial.

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance and, as a result, may be subject to unanticipated delays. We are conducting our clinical trials at leading academic allergy research centers in the United States and Europe, as well as at community allergy practices. The number and capacity of such sites is limited and our ability to access the sites may be affected by the number and size of other trials occurring at the same time, including trials sponsored by our competitors. If adequate capacity at these sites is not available, the initiation and pace of our clinical trials may be adversely affected.

Conducting clinical trials in foreign countries, as we are doing for our PALISADE trial, presents additional risks that may delay completion of our clinical trials. These risks include a foreign regulatory authority imposing additional requirements prior to the commencement of clinical trials in a foreign country, the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks relevant to such foreign countries. In addition, the FDA may determine that our clinical trial results obtained in foreign subjects are not representative of the U.S. patient population and are thus not supportive of a BLA approval in the United States.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, safety, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.

In addition, certain sub-groups of patients may be more difficult to recruit than others. For example, in our PALISADE trial we intend to recruit a significant number of adults. Prior to PALISADE, we enrolled only one patient above the age of 17, and we believe the adult patient population is more difficult to recruit than younger patients. If we are not able to recruit sufficient numbers of adults into our PALISADE trial, or if the FDA concludes that additional safety and efficacy data is required for that patient sub group or any other age-based subgroup, any approval that we may obtain will not include an indication for patients of such subgroup. If we are not able to recruit patients to participate in our clinical trials in a timely manner, our business and results of operations could be adversely affected.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such studies are being conducted, by an independent Safety Review Board for such clinical trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, failure to pass inspections of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the product, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. For example, the protocols for our clinical trials require that patients participate in food challenges where they receive increasing amounts of the food to which they are allergic. In our clinical trials, participation in these food challenges has resulted in allergic reactions severe enough to require treatment with epinephrine. It is possible that patients could have allergic reactions severe enough to require hospitalization or even cause death. In such an event, we could be required to suspend or terminate our clinical trials.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition, prospects, and stock price. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

In our clinical trials, we utilize an oral food challenge procedure designed to trigger an allergic reaction, which could be severe or life threatening.

In accordance with our food allergy clinical trial protocols, we utilize a double-blind, placebo-controlled food challenge procedure. This consists of giving the offending food protein to patients in order to assess the sensitivity of their food allergy, and thus to assess the safety and efficacy of our product candidates versus placebo. The food challenge protocol is meant to induce objective symptoms of an allergic reaction. These oral food challenge procedures can potentially trigger anaphylaxis, a potentially life-threatening systemic allergic reaction. Even though these procedures are well-controlled, standardized, and performed in highly specialized centers with or near intensive care units, there are inherent risks in conducting a clinical trial of this nature. Such risks may dissuade patients or parents of patients from electing to participate in our clinical trials. In addition, an uncontrolled allergic reaction could potentially lead to a serious or even fatal reaction and any such serious clinical event could potentially adversely affect our clinical development timelines, including a complete clinical hold on our food allergy clinical trials. For instance, we are aware of one clinical trial for a peanut allergy treatment that was terminated by its safety monitoring committee because of severe adverse events arising from the administration of food challenges. We may also become liable to subjects who participate in our clinical trials and experience any such serious or fatal reactions. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition, prospects, and stock price.

The regulatory approval process is lengthy, time-consuming and inherently unpredictable, and we may experience significant delays in obtaining regulatory approval of AR101, if we do so at all, which would delay the commercialization of AR101, adversely impact our ability to generate revenue, and harm our business and our results of operations.

To gain approval to market a biologic product candidate, such as AR101, we must provide the FDA and foreign regulatory authorities with clinical, non-clinical and manufacturing data that adequately demonstrates to the satisfaction of such regulatory authorities the safety, purity, potency and effectiveness of the product for the intended indication applied for in the BLA or other relevant regulatory filing. We have not previously submitted a BLA to the FDA or similar approval filings to comparable foreign regulatory authorities. A BLA or other relevant regulatory filing must include extensive nonclinical and clinical data and supporting information to establish that the product candidate is safe, pure, potent and effective for each desired indication. The BLA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product.

The FDA or any foreign regulatory body can delay, limit or deny approval to market AR101 for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA that AR101 is safe, pure, potent and effective for the proposed indication or that it meets similar standards set by foreign authorities;
•	the FDA or the applicable foreign regulatory authority may disagree with the interpretation of data from our clinical trials;
•	our inability to demonstrate that the clinical and other benefits of AR101 outweigh any safety or other perceived risks;
•

the FDA or the applicable foreign regulatory authority may require additional nonclinical studies or clinical trials, including trials with additional patients in one or more subgroups or to establish a larger safety database of patients who have been administered AR101;

•	the CROs that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•	the FDA or the applicable foreign regulatory authority may not approve or may disagree with the formulation, packaging, labeling, and/or the specifications of AR101;
•

if our BLA, if and when submitted, is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner, or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional nonclinical studies or clinical trials, limitations on approved labeling, or distribution and use restrictions;

•	the FDA or the applicable foreign regulatory authority may require development of a REMS as a condition of approval or post-approval that is more extensive than we propose;
•	our inability to demonstrate that the manufacturing process for AR101 is adequately controlled to ensure that all product produced meets required quality standards;
•	the FDA or the applicable foreign regulatory authority may fail to approve the third-party manufacturers or testing laboratories with which we contract; or
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

Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing authorization for AR101, the FDA or the applicable foreign regulatory authority may grant approval contingent on the performance of costly, additional clinical trials. The FDA or the applicable foreign regulatory authority may also approve AR101 for a more limited indication and/or a narrower patient population than we originally request, or we may choose to pursue approval in a narrower patient population.  Further, the FDA or applicable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of AR101. Any delay in obtaining, or an inability to obtain, applicable regulatory approval or a regulatory approval for a more limited indication and/or a narrower patient population would delay, prevent, or limit commercialization of AR101 and would materially adversely impact our business and prospects.

If we do not receive marketing approval for AR101, or we are otherwise not successful in commercializing AR101, or we are significantly delayed in doing so, our business will be materially harmed, and we may need to curtail or cease operations. We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize AR101.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of AR101 or any future product candidates may be delayed, and our business will be harmed.

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of marketing approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•	our available capital resources or capital constraints we experience;
•

the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators, and our

•	ability to identify and enroll patients who meet clinical trial eligibility criteria;
•	our receipt of approvals by the FDA and other regulatory authorities and the timing thereof;
•	other actions, decisions or rules issued by regulators;
•	our ability to access sufficient, reliable and affordable supplies of materials used in the manufacture of our product candidates;
•	the efforts of our collaborators with respect to the commercialization of our products; and
•	the securing of, costs related to, and timing issues associated with product manufacturing as well as sales and marketing activities.

If we fail to achieve announced milestones in the timeframes we expect, the commercialization of AR101 and any future product candidates may be delayed, and our business and results of operations may be harmed.

We rely exclusively on the Golden Peanut Company to provide the source material for AR101 and are exposed to a number of sole supplier risks.

The source material for AR101 is a specific type of peanut flour, which we purchase from GPC pursuant to a long-term exclusive commercial supply agreement. In order to develop AR101 as an FDA-approvable biological product, we were required to precisely characterize the protein signature of the flour. We believe the flour produced by GPC has a distinct protein signature that is significantly different from the protein signatures of other commercially available peanut flours and, as a result, it is unlikely that we could use any other peanut flours as the source material for AR101. If GPC became unwilling or unable to supply us with peanut flour, our business and operating results would be materially adversely affected.

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

AR101 may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following its marketing approval, if that occurs.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. To date, patients treated with AR101 have experienced drug-related side effects, which mainly include gastrointestinal issues ranging from itching of the lips to vomiting. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial, or they could result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Although we have monitored the subjects in our studies for certain safety concerns and we have not seen evidence of significant safety concerns in our clinical trials, patients treated with AR101 may experience adverse reactions. For instance, in independent research studies, patients receiving OIT for peanut allergy have suffered severe anaphylactic reactions. While we have developed AR101 and its associated treatment regimen in a manner that we believe reduces the risk of adverse reactions, we can provide no assurance that patients administered AR101 will not also suffer severe anaphylactic reactions, including reactions leading to death. For example, in our ARC001 clinical trial, one patient had an allergic reaction that was attributed to AR101 that was severe enough to require the administration of epinephrine, and six patients in our ARC001 clinical trial and four patients in our ARC002 clinical trial who received AR101 and who did not achieve desensitization dropped out of the clinical trials early in the treatment regimen due to gastrointestinal side effects. It is possible that the FDA may ask for additional data regarding such matters.

If safety problems are identified prior to approval of AR101, the FDA or other regulatory agencies may not approve AR101, may limit the population in which it is used, or may require warnings on the label. If AR101 is ultimately approved and we or others later identify undesirable side effects caused by AR101, the FDA or other regulatory agencies may: require that we amend the labeling of AR101; require additional warnings; create a medication guide outlining the risks of such side effects for distribution to patients; order us to recall AR101 or even withdraw marketing approval for AR101. In addition, we could be sued and held liable for harm caused to patients and our reputation may suffer. Each of these events could prevent us from achieving or maintaining market acceptance of AR101, if approved, and could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

The potential efficacy of AR101, if approved, is dependent upon patient compliance with the prescribed dosing regimen, and failure to adhere to the dosing regimen could increase the potential of a patient experiencing an adverse allergic reaction.

The AR101 treatment regimen, if approved, would require that patients start with a very low dose of AR101 and gradually increase their dose over time. Based on our existing clinical data, we anticipate it will take patients approximately six months to reach a daily dose level of 300 mg of peanut protein. Patients would then continue on a daily 300 mg maintenance dose.

In order to maintain desensitization, patients would need to continue to take a daily 300 mg maintenance dose. The potential efficacy of AR101, if approved, is dependent upon patients complying with the prescribed dosing regimen, including the continued maintenance dosing. Based on our studies and independent studies, we do not believe that the occasional failure to take a dose will affect desensitization. However, in the event a patient fails to follow the prescribed dosing regimen or halts or skips treatment and then restarts the dosing regimen, the likelihood of an adverse allergic reaction to the allergen is greatly increased, as any level of desensitization previously achieved may have dissipated. Further, patients will be required to continue to practice avoidance to peanut exposure and, if patients begin to achieve desensitization, it is possible that they may become less vigilant in practicing avoidance and further increase their risk of an accidental exposure. As a result, a lack of patient compliance and the resulting increased likelihood for adverse safety events could have a material adverse effect on our ability to obtain and maintain, if approved, the regulatory approval necessary to commercialize AR101.

Failure to do so would significantly harm our business, results of operations, financial condition, prospects and stock price. In addition, if patients drop out of our clinical trial due to the strict dosing regimen, the likelihood that we will be able to demonstrate clinically meaningful desensitization will be decreased.

We intend to rely on third parties to manufacture our clinical and commercial drug supply of AR101 and to manufacture nonclinical, clinical and commercial supplies of any future product candidates.

We do not currently have the infrastructure or internal capability to produce our clinical or commercial supply of AR101, and we lack the internal resources and the capability to manufacture any product candidates on a nonclinical, clinical or commercial scale. The FDA and other comparable foreign regulatory authorities must approve our contract manufacturers to manufacture AR101 or any future product candidates, pursuant to inspections that will be conducted before and after we submit our BLA or relevant foreign regulatory submission.

We do not directly control the manufacturing operations of contract manufacturers, and we are completely dependent on them for compliance with cGMP for manufacture of our products and product candidates. While we are building a manufacturing facility in a leased building in Clearwater, Florida, we will be reliant upon a contract manufacturer to operate that facility. If the contract manufacturer operating that facility or our other contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if either authority withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for, or market our product candidates, if approved.

We intend to rely on a single manufacturer for the production of the drug product used in AR101 and a single contract manufacturer for the packaging of AR101. If one of these manufacturers encounters financial difficulties and is unable to continue operating or is acquired by a third party and changes strategic direction, our ability to obtain supplies of AR101 or future product candidates could be materially adversely affected.

We have not yet entered into an agreement with any third-party manufacturers to produce commercial quantities of drug product used in AR101 or the packaging of AR101, and any failure to reach such an agreement and commence the development process for AR101 in a timely manner would delay commercialization of AR101.

We intend to rely on third-party manufacturers to develop a commercial-scale manufacturing process for AR101. While we have identified potential manufacturing partners for the commercial supply of drug product used in AR101 and the packaging of AR101, we have not yet entered into agreements with respect to either supply. Aspects of our manufacturing process for AR101 are complex and our existing manufacturing process will need to be scaled up to meet our anticipated commercial requirements. If we and our third-party manufacturers are not able to successfully develop a commercial manufacturing process or do so in a timely manner, we will not be able to initiate commercialization of AR101 within our estimated timeline, if at all. We anticipate that we will initially be dependent on a single contract manufacturer for the production of the drug product used in AR101 and a single contract manufacturer for the packaging of AR101 and that during such time, our commercialization efforts will be substantially dependent on such contract manufacturers’ ability to scale up the manufacturing process for AR101. In addition, we will need to make a substantial investment in property and equipment in order to support the commercial production of AR101. Any delay in making that investment and acquiring the necessary infrastructure could delay commercial production of AR101.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize AR101 or any future product candidates.

We do not have the ability to independently conduct clinical trials. We rely and plan to continue to rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these studies and the subsequent collection and analysis of data. However, these third parties are not our employees, and, except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our clinical trials, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities.

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

As of June 30, 2016, we had 62 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize AR101 or any future product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum.  The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process.  Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal.  The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.  These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.

We have ongoing business in the United Kingdom and the European Union.  Our ongoing PALISADE phase 3 clinical trial for AR101 includes clinical sites in the United Kingdom and other European Union member nations.  We have employees located in the United Kingdom.  Currently, our only European subsidiary is incorporated in England and Wales.  Any MAA for AR101 or any other product candidate that we may file in the future must be filed by an entity located in a European Union member nation.  The lack of clarity about future United Kingdom laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, includes regulations related to clinical trials, marketing authorization for drug products, intellectual property rights and employment and labor matters. A lack of clarity in these areas, which are central to the development of our product candidates in the United Kingdom and the European Union and our ongoing business activities in the United Kingdom, may cause operational and strategic uncertainty for us as we consider the timing of and requirements for approval in the United Kingdom for AR101 and the effect of a potential withdrawal on our employees located in the United Kingdom.

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

Furthermore, our contract manufacturers and integral parties in our supply chain, are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. In particular, the manufacturing facility is located in Florida, which in the past has experienced severe hurricanes. If hurricanes or other natural disasters were to affect our contract manufacturer or our supply chain, it could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory authorities, that such product candidates are safe, pure, potent and effective for their intended uses. The number of nonclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, regulatory authorities may not agree that such data are sufficient to support approval. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a product candidate for any or all targeted indications.

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

As of June, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 65% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

None.

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

Aimmune Therapeutics, Inc.

Date: August 10, 2016	By:	/s/ Stephen G. Dilly
Stephen G. Dilly, M.B.B.S., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Aimmune Therapeutics, Inc.

Date: August 10, 2016	By:	/s/ Warren L. DeSouza
Warren L. DeSouza
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

op
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	8/11/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

10.1#	Executive Employment Agreement, dated April 4, 2016, by and between the Company and Douglas T. Sheehy.	10-Q	5/16/2016

10.2	Amendment to Manufacturing Facility Lease, dated June 8, 2016, by and between Myerlake, LLC and the Company.				X

10.3#	Executive Employment Agreement, dated June 16, 2016, by and between the Company and Dan Adelman.				X

10.4#	Separation Agreement, dated July 13, 2016, by and between the Company and Robert Elfont.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Indicates management contract or compensatory plan.
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