Form 10-Q
period 2016-09-30
Aimmune Therapeutics, Inc.
filed 2016-11-14
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the registrant had 42,382,643 shares of common stock, $0.0001 par value per share, outstanding.

AIMMUNE THERAPEUTICS, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)	Note 1
Assets
Current assets:
Cash and cash equivalents	$76,911	$76,677
Short-term investments	73,332	115,158
Prepaid expenses and other current assets	2,338	5,622
Total current assets	152,581	197,457
Long-term investments	9,012	7,992
Property and equipment, net	9,034	2,702
Prepaid expenses and other assets	3,100	4,210
Total assets	$173,727	$212,361
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,470	$1,863
Accrued liabilities	10,249	3,118
Other current liabilities	128	117
Total current liabilities	11,847	5,098
Other liabilities	1,381	1,012
Total liabilities	13,228	6,110
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, par value $0.0001 per share—290,000 shares authorized as of September 30, 2016, and December 31, 2015; 42,349 and 42,239 shares issued and outstanding as of September 30, 2016, and December 31, 2015, respectively (including 244 and 599 shares subject to repurchase, legally issued and outstanding as of September 30, 2016, and December 31, 2015, respectively)	4	4
Additional paid-in capital	269,562	259,668
Accumulated other comprehensive income (loss)	14	(88)
Accumulated deficit	(109,081)	(53,333)
Total stockholders’ equity	160,499	206,251
Total liabilities and stockholders’ equity	$173,727	$212,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses
Research and development	$15,888	$3,850	$37,684	$9,050
General and administrative	6,353	5,174	18,542	10,792
Total operating expenses	22,241	9,024	56,226	19,842
Loss from operations	(22,241)	(9,024)	(56,226)	(19,842)
Interest income, net	155	33	478	34
Net loss	$(22,086)	$(8,991)	$(55,748)	$(19,808)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	(17)	(2)	102	(2)
Comprehensive loss	$(22,103)	$(8,993)	$(55,646)	$(19,810)

Net loss per common share, basic and diluted	$(0.53)	$(0.36)	$(1.33)	$(1.73)
Weighted average shares used in computing net loss per common share, basic and diluted	41,997	25,149	41,831	11,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(55,748)	$(19,808)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	393	60
Stock-based compensation expense	9,093	2,751
Investment premium amortization, net	748	57
Changes in operating assets and liabilities:
Prepaid expenses	4,384	(1,072)
Other assets	38	(285)
Accounts payable	(393)	536
Accrued liabilities	7,131	590
Other liabilities	352	73
Net cash used in operating activities	(34,002)	(17,098)
Cash flows from investing activities:
Purchase of property and equipment	(6,725)	(1,091)
Purchase of investments	(103,537)	(106,790)
Maturities of investments	143,697	—
Change in restricted cash	—	(60)
Net cash provided by (used in) investing activities	33,435	(107,941)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	168,117
Net proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	79,779
Repurchase of Series A convertible preferred stock	—	(12,874)
Net cash proceeds from exercise of stock options, including early exercise	801	409
Net cash provided by financing activities	801	235,431
Net increase (decrease) in cash and cash equivalents	234	110,392
Cash and cash equivalents at the beginning of the period	76,677	2,269
Cash and cash equivalents at the end of the period	$76,911	$112,661
Supplemental schedule of non-cash investing and financing activities
Conversion of convertible preferred stock to common stock at closing of initial public offering	$—	$83,833
Capital expenditures funded through long term lease obligation	$—	$711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Since inception, we have incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2016, we incurred a net loss of $55.7 million and used $34.0 million of cash in operations. As of September 30, 2016, we had an accumulated deficit of $109.1 million, and we do not expect to experience positive cash flows in our near future. We have financed our operations to date primarily through private placements of equity securities and an initial public offering, or IPO, of common stock in August 2015. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include raising additional capital, obtaining U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval and commercializing in the United States and Europe, generating sufficient revenue, and our ability to continue to control expenses, if necessary, to meet our obligations as they become due for the foreseeable future. Failure to obtain FDA and EMA approval, commercialize our lead product candidate, manage discretionary expenditures, or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the quarter and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any other interim period or for any other future year. We operate in one reportable segment.

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

Initial Public Offering

On August 5, 2015, our registration statement on Form S-1 (File No. 333-205501) relating to the IPO of our common stock became effective. The IPO closed on August 11, 2015, at which time we issued 11,499,999 shares of our common stock at a price of $16.00 per share, which included 1,499,999 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received proceeds of $168.1 million, net of underwriting discounts and commissions and offering expenses. In addition, upon our IPO, all outstanding shares of convertible preferred stock converted by their terms into 25.1 million shares of common stock. As of September 30, 2016, we had 42,349,337 shares of common stock outstanding.  In conjunction with our IPO, we filed our amended and restated certificate of incorporation that authorized 290,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the quarter and nine months ended September 30, 2016, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$67,213	$—	$—	$67,213
Commercial paper	—	9,698	—	9,698
Total cash and cash equivalents	$67,213	$9,698	$—	$76,911
Investments
Agency securities	$—	$47,753	$—	$47,753
Corporate securities	—	15,355	—	15,355
Commercial paper	—	9,218	—	9,218
U.S. government securities	—	10,018	—	10,018
Total investments	$—	$82,344	$—	$82,344

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$61,477	$—	$—	$61,477
Agency securities	—	9,701	—	9,701
Corporate securities	—	2,000	—	2,000
Commercial paper	—	3,499	—	3,499
Total cash and cash equivalents	$61,477	$15,200	$—	$76,677
Investments
Certificates of deposit	$100	$—	$—	$100
Agency securities	—	43,325	—	43,325
Corporate securities	—	49,596	—	49,596
Commercial paper	—	17,843	—	17,843
U.S. government securities	—	12,286	—	12,286
Total investments	$100	$123,050	$—	$123,150

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value. During the quarter and nine months ended September 30, 2016, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, are as follows (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$47,738	$22	$(7)	$47,753
Corporate securities	15,363	—	(8)	15,355
Commercial paper	18,916	—	—	18,916
U.S. government securities	10,011	8	(1)	10,018
Total available-for-sale investments	$92,028	$30	$(16)	$92,042

	December 31, 2015
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Agency securities	$53,062	$2	$(38)	$53,026
Corporate securities	51,626	28	(58)	51,596
Commercial paper	21,342	—	—	21,342
U.S. government securities	12,308	—	(22)	12,286
Total available-for-sale investments	$138,338	$30	$(118)	$138,250

At September 30, 2016, all of the available-for-sale securities have contractual maturities within two years. We periodically review our available-for-sale investments for other-than-temporary impairment loss. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarter and nine months ended September 30, 2016, we did not recognize any other-than-temporary impairment loss. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Furniture and equipment	$776	$220
Computer equipment	836	324
Manufacturing equipment	674	458
Construction in progress	7,293	1,853
Property and equipment	9,579	2,855
Less: accumulated depreciation	(545)	(153)
Property and equipment, net	$9,034	$2,702

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Compensation and benefits	$2,221	$1,645
Research and development	7,123	972
Professional and consulting	729	381
Other	176	120
Total accrued liabilities	$10,249	$3,118

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

6. Stock-Based Compensation

Equity Incentive Plan

In January 2013, we adopted our Stock Plan (the “2013 Plan”) and in July 2015, we adopted a new Stock Plan (the “2015 Plan”). Upon consummation of our IPO, the 2013 Plan was terminated and no further shares are reserved for issuance under the 2013 Plan.  As of September 30, 2016, there were 4.4 million shares reserved for future issuance under the 2015 Plan. As of September 30, 2016, there were 3.6 million shares subject to outstanding options under the 2013 Plan.

The 2013 Plan allowed employees to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. Such an exercise is not substantive for accounting purposes. Therefore, the payment received by us for the exercise price is recognized as an early exercise liability on the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of September 30, 2016, and December 31, 2015, 243,505 and 599,242 unvested shares were legally issued and outstanding, respectively. In connection with these unvested shares, we have recorded an early exercise liability as of September 30, 2016, of $94,000, of which $82,000 is included in other current liabilities and $12,000 is included in other non-current liabilities in the condensed consolidated balance sheet. These shares are excluded from basic and diluted net loss per share until our repurchase right lapses and the shares are no longer subject to the repurchase feature.

Option activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options and Unvested Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2015	4,814,892	$5.20	9.23	64,211
Options granted	2,181,775	$15.48
Options exercised and shares vested	(466,174)	$4.08
Options cancelled and retired	(134,000)	$0.14
Options cancelled	(439,654)	$10.09
Balance, September 30, 2016	5,956,839	$8.99	9.24	$35,773
Options vested and expected to vest as of September 30, 2016	5,714,718	$8.90	8.87	$34,851
Options exercisable as of September 30, 2016	3,725,971	$5.00	8.84	$37,274

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of September 30, 2016. The 2013 Plan provided for early exercise, therefore, all our outstanding stock options issued under that plan are exercisable.

As of September 30, 2016 and 2015, there was $29.2 million and $5.7 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over the weighted-average remaining vesting period of 2.9 years and 3.6 years, respectively.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2015	—	$—
Granted	17,000	14.01
Forfeited	—	—
Vested	—	—
Unvested Balance, September 30, 2016	17,000	$14.01

RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). As of September 30, 2016, there was $0.1 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 0.5 years.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (in years)	6.1	6.0	6.0	6.0
Expected volatility	75.9%	71.2%	74.5%	74.5%
Risk free interest rate	1.1%	1.8%	1.7%	1.7%
Dividend yield	—%	—%	—	—%
Weighted average estimated fair value	$9.61	$10.32	$10.19	$5.86

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, reflected in the statements of operations and comprehensive loss is as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$1,493	$300	$3,710	$396
General and administrative	1,995	1,462	5,383	2,355
Total stock-based compensation expense	$3,488	$1,762	$9,093	$2,751

During the quarter and nine months ended September 30, 2016, we recorded $0.5 million and $0.6 million, respectively, of stock-based compensation expense related to the acceleration of vesting of certain former executives’ stock options.  During the quarter and nine months ended September 30, 2015, we recorded $0 and $0.6 million, respectively, of stock-based compensation expense related to the acceleration of vesting of certain former executives’ stock options.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Convertible preferred stock	—	11,436,443	—	22,289,679
Stock options and restricted stock units	5,973,839	1,198,209	5,973,839	4,871,078

8. Subsequent Event

On November 4, 2016, we announced a $145.0 million equity investment in the Company by Nestlé Health Science S.A. and the entry into a strategic collaboration designed to enable the development and commercialization of innovative food allergy therapies.

On November 3, 2016, we entered into a securities purchase agreement (the “Purchase Agreement”) with Nestlé Health Science US Holdings, Inc. (“NHSc US”), pursuant to which we agreed to issue and sell to NHSc US 7,552,084 shares (“the Shares”) of our common stock, par value $0.0001 (“Common Stock”), at a price of $19.20 per share or aggregate cash purchase price of $145.0 million. The Shares represent 15.12% of our outstanding Common Stock. The closing of the sale and issuance of the Shares is subject to certain closing conditions, including the delivery of the aggregate purchase price, delivery of an executed Registration Rights Agreement, and Standstill Agreement, in each case, between the Company and NHSc, and the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

In connection with the strategic collaboration, on November 3, 2016, we entered into a Strategic Collaboration Agreement (the “Strategic Collaboration Agreement”) with Nestec, Ltd., a limited company organized and existing under the laws of Switzerland (“Nestec”). Pursuant to the Strategic Collaboration Agreement, we and Nestec (through itself and one or more affiliated entities) agreed to collaborate with one another in connection with the development of our products, including by (i) sharing information relating to our activities directed towards the development of our products for the treatment of allergies to one or more particular types of food (the “Development Programs”) and (ii) providing us access to Nestec’s scientific, clinical, regulatory and commercial expertise relevant to such Development Programs.  The Strategic Collaboration Agreement becomes effective upon the closing of the equity investment.

We announced the equity investment, and related contractual agreements, and the strategic collaboration in a Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2016, The Current Report sets forth a summary of the material terms and conditions of the equity investment, and related contractual agreements, and the strategic collaboration.

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

Overview

We are a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates, for the treatment of peanut and other food allergies. Our therapeutic approach, which we refer to as Characterized Oral Desensitization Immunotherapy, or CODITTM, is a system designed to desensitize patients to food allergens using rigorously characterized biologic products, defined treatment protocols and tailored support services.  In our Phase 2 studies of our lead CODIT product candidate, AR101, 43 of the 44 patients who completed the AR101 treatment regimen were desensitized to a clinically meaningful level of peanut protein of at least 443 mg, a level that substantially exceeds the amount of peanut protein typically encountered in an accidental exposure. We initiated PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults), our pivotal Phase 3 trial of AR101, in December 2015, and anticipate topline data from PALISADE will be available in the fourth quarter of 2017.  In September 2016, we announced early completion of North American target enrollment for PALISADE, and we also announced that RAMSES (Real-World AR101 Market-Supporting Experience Study), a new clinical study designed to bolster real-world experience with AR101, will begin enrolling patients in the first quarter of 2017.

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

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our lead CODIT product candidate, AR101. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $55.7 million and used $34.0 million of cash in operations for the nine months ended September 30, 2016. As of September 30, 2016, our accumulated deficit was $109.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize AR101, and as we develop other product candidates.

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

Recent Developments

Initiation of RAMSES

In September 2016, we announced that we will begin enrolling patients in the RAMSES trial in early 2017. RAMSES is intended to continue to provide opportunities to patients and centers in the U.S. an opportunity to participate in the development of AR101, and reinforce the profile of AR101 in clinical practice. RAMSES is a 2:1 randomized, double-blind, placebo-controlled trial, which will not require an oral food challenge for entry. Instead, patients will be selected based on stringent entry criteria, including a well-documented medical history of IgE-mediated reactions to peanut (including anaphylaxis), skin reactivity, and analyses of peanut-specific immunological markers. The study will monitor treatment-emergent adverse events during the initial six-month dosing period and thereafter. We expects that the absence of an entry food challenge may further improve the tolerability profile of AR101 in early stages of dosing by removing exposure to high levels of peanut allergen that may otherwise prime the immune system prior to treatment.

Equity Investment and Strategic Collaboration

On November 4, 2016, we announced a $145.0 million equity investment in the Company by Nestlé Health Science S.A. and the entry into a strategic collaboration designed to enable the development and commercialization of innovative food allergy therapies.

On November 3, 2016, we entered into a securities purchase agreement (the “Purchase Agreement”) with Nestlé Health Science US Holdings, Inc. (“NHSc US”), pursuant to which we agreed to issue and sell to NHSc US 7,552,084 shares (“the Shares”) of our common stock, par value $0.0001 (“Common Stock”), at a price of $19.20 per share or aggregate cash purchase price of $145.0 million. The Shares represent 15.12% of our outstanding Common Stock. The closing of the sale and issuance of the Shares is subject to certain closing conditions, including the delivery of the aggregate purchase price, delivery of an executed Registration Rights Agreement, and Standstill Agreement, in each case, between the Company and NHSc, and the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

In connection with the strategic collaboration, on November 3, 2016, we entered into a Strategic Collaboration Agreement (the “Strategic Collaboration Agreement”) with Nestec, Ltd., a limited company organized and existing under the laws of Switzerland (“Nestec”). Pursuant to the Strategic Collaboration Agreement, we and Nestec (through itself and one or more affiliated entities) agreed to collaborate with one another in connection with the development of our products, including by (i) sharing information relating to our activities directed towards the development of our products for the treatment of allergies to one or more particular types of food (the “Development Programs”) and (ii) providing us access to Nestec’s scientific, clinical, regulatory and commercial expertise relevant to such Development Programs.  The Strategic Collaboration Agreement becomes effective upon the closing of the equity investment.

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

Results of Operations

Comparison of the Quarters Ended September 30, 2016 and 2015

	Quarter Ended September 30,
	2016	2015	$ Change
	(In thousands)
Operating expenses:
Research and development	$15,888	$3,850	$12,038
General and administrative	6,353	5,174	1,179
Total operating expenses	22,241	9,024	13,217
Loss from operations	(22,241)	(9,024)	(13,217)
Interest income, net	155	33	122
Net loss	$(22,086)	$(8,991)	$(13,095)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the quarters ended September 30, 2016 and 2015

	Quarter Ended September 30,
	2016	2015	$ Change
	(In thousands)
External-related expenses	$11,609	$2,002	$9,607
Employee-related costs	2,180	1,429	751
Stock-based compensation expense	1,493	300	1,193
Facilities and other costs	606	119	487
Total research and development expenses	$15,888	$3,850	$12,038

Research and development expenses for the quarter ended September 30, 2016, increased by $12.0 million compared to the quarter ended September 30, 2015, primarily due to external-related expenses, stock-based compensation expense, employee-related costs and facilities and other costs. External-related costs increased primarily due to activities related to enrolling patients in and conducting PALISADE, our pivotal Phase 3 clinical trial of AR101, which was initiated in late 2015, and contract manufacturing costs of AR101 for clinical trials. Stock-based compensation expense increased primarily due to increased headcount, higher valuation of stock options granted and expense related to the acceleration of vesting of certain former executives’ stock options. Employee-related costs increased primarily due to increased headcount to support continued development of AR101. Facilities and other costs increased primarily due to increased rent expense from our new facility leases and other allocable costs due to increased headcount.

We expect our research and development expenses to continue to increase as we continue to progress PALISADE, initiate Enrollment and other clinical activities related to RAMSES, expand our manufacturing capabilities for AR101, conduct additional clinical studies of AR101, and develop additional CODIT product candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the quarters ended September 30, 2016 and 2015:

	Quarter Ended September 30,
	2016	2015	$ Change
	(In thousands)
Employee-related costs	$1,838	$1,339	$499
Stock-based compensation expense	1,995	1,462	533
External professional services	2,015	2,068	(53)
Facilities and other costs	505	305	200
Total general and administrative expenses	$6,353	$5,174	$1,179

General and administrative expenses for the quarter ended September 30, 2016, increased $1.2 million compared to the quarter ended September 30, 2015, primarily due to higher stock-based compensation expense and employee-related costs. Stock-based compensation expense increased primarily due to increased headcount and higher valuation of stock options granted. Employee-related costs increased primarily due to increased headcount for additional administrative support associated with being a publicly traded company following our initial public offering, or IPO, in August 2015.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure as a publicly traded company, including the hiring of additional personnel, and incur expenses related to commercial planning and support for AR101.

Interest Income, net

Interest income, net for the quarter ended September 30, 2016, increased $122,000 over the quarter ended September 30, 2015, primarily due to higher average cash and investment balances during the period.

Comparison of the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015	$ Change
	(In thousands)
Operating expenses:
Research and development	$37,684	$9,050	$28,634
General and administrative	18,542	10,792	7,750
Total operating expenses	56,226	19,842	36,384
Loss from operations	(56,226)	(19,842)	(36,384)
Interest income, net	478	34	444
Net loss	$(55,748)	$(19,808)	$(35,940)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	$ Change
	(In thousands)
External-related expenses	$24,959	$5,337	$19,622
Employee-related costs	7,358	2,965	4,393
Stock-based compensation expense	3,710	396	3,314
Facilities and other costs	1,657	352	1,305
Total research and development expenses	$37,684	$9,050	$28,634

Research and development expenses for the nine months ended September 30, 2016, increased by $28.6 million compared to the nine months ended September 30, 2015, primarily due to external-related expenses, employee related costs, stock-based compensation expense and facilities and other costs. External-related costs increased primarily due to activities related to enrolling patients in and conducting PALISADE and contract manufacturing costs of AR101 for clinical trials.  Employee-related costs increased primarily due to increased headcount to support continued development of AR101. Stock-based compensation expense increased primarily due to increased headcount and higher valuation of stock options granted. Facilities and other costs increased primarily due to increased rent expense from our new facility leases and other allocable costs due to increased headcount.

We expect our research and development expenses to continue to increase as we continue to progress PALISADE, initiate enrollment and other clinical activities related to RAMSES, expand our manufacturing capabilities for AR101, conduct additional clinical studies of AR101, and develop additional CODIT product candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	$ Change
	(In thousands)
Employee-related costs	$5,877	$2,705	$3,172
Stock-based compensation expense	5,383	2,355	3,028
External professional services	5,699	5,147	552
Facilities and other costs	1,583	585	998
Total general and administrative expenses	$18,542	$10,792	$7,750

General and administrative expenses for the nine months ended September 30, 2016, increased $7.8 million compared to the nine months ended September 30, 2015, primarily due to employee-related costs, stock-based compensation expense, facilities and other costs and external professional services.  Employee-related costs increased primarily due to increased headcount for additional administrative support associated with being a publicly traded company following our IPO in August 2015. Stock-based compensation expense increased primarily due to increased headcount and higher valuation of stock options granted. Facilities and other costs increased primarily due to increased rent expense from our new facility leases, business insurance expenses and other allocable costs due to increased headcount. External professional services increased primarily due to higher costs related to participation in meetings and conferences to build awareness of AR101.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure as a publicly traded company, including the hiring of additional personnel, and as we incur expenses related to commercial planning and support for AR101.

Interest Income, net

Interest income, net for the nine months ended September 30, 2016, increased $444,000 over the nine months ended September 30, 2015, primarily due to higher average cash, cash equivalent and investment balances during the period.

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

In November 2016, we and NHSc US entered into the Purchase Agreement, pursuant to which we agreed to issue and sell to NHSc US 7,552,084 shares of our Common Stock, for an aggregate cash purchase price of $145.0 million. The closing of the sale and issuance of the Shares is subject to certain closing conditions, including the delivery of the aggregate purchase price, delivery of an executed Registration Rights Agreement and a Standstill Agreement, in each case, between us and NHSc, and the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

As of September 30, 2016, we had cash, cash equivalents and investments of $159.3 million. We believe that our existing capital resources (excluding any proceeds from the $145.0 million equity investment by NHSc US) will be sufficient to fund our planned operations for at least the next 12 months and through data readout of our PALISADE trial for AR101.

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

Our future funding requirements will depend on many factors, including the following:

•

the time and cost necessary to complete our ongoing PALISADE trial and the related roll-over study, ARC004, as well as the time and costs associated with the initiation and clinical activities for RAMSES;

•

the number, size and type of additional clinical trials or studies that we choose to initiate or the FDA or a foreign regulatory authority requires us to complete for AR101 prior to or following submission of our Biologics License Application, or BLA, or other marketing approval applications, as well as the cost and time of such trials and studies;

•	the time and cost associated with clinical trials and pre-clinical development of other product candidates;
•	our ability to obtain regulatory approval for and subsequently commercialize AR101 or any other product candidates we develop;
•	the time and cost necessary to develop clinical supplies and a commercial-scale manufacturing process for AR101;
•	sales and marketing costs associated with AR101, if approved, including the cost and timing of developing our sales and marketing capabilities;
•	the consummation of the equity investment with NHSc US recently announced on November 4, 2016;
•	the amount of sales and other revenue from AR101, if approved;
•	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	our ability to attract, hire and retain qualified personnel; and
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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for AR101 or any future product candidate;
•	our research and development activities; or
•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize AR101 or any future product candidate.

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Nine Months Ended September 30,
	2016	2015	$ Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(34,002)	$(17,098)	$(16,904)
Investing activities	33,435	(107,941)	141,376
Financing activities	801	235,431	(234,630)
Net change in cash and cash equivalents	$234	$110,392	$(110,158)

Net Cash Used In Operating Activities

Net cash used in operating activities was $34.0 million for the nine months ended September 30, 2016, an increase of $16.9 million, from $17.1 million for the nine months ended September 30, 2015. This increase was primarily due to higher net loss from operations resulting from increased research and development and general and administrative expenses and an increase in prepaid expenses and accrued liabilities related to clinical research expenses.

Net Cash Used In Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2016, consisted of maturities of investments, net of purchases of investments, partially offset by purchases of property and equipment primarily related to our manufacturing facility. Net cash used in investing activities for the nine months ended September 30, 2015 consisted primarily of purchases of investments and purchases of property and equipment related to increases in headcount.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016, consisted of the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2015, consisted primarily of net proceeds of $168.1 million from the issuance of our common stock and net proceeds $79.8 million from the issuance of the Series B convertible preferred stock, partially offset by $12.9 million from the repurchase of shares of our Series A convertible preferred stock from certain investors.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, system and our lead product candidate, AR101, which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $35.8 million and $11.1 million for the years ended December 31, 2015 and 2014, respectively, and $55.7 million and $19.8 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, our accumulated deficit was $109.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize AR101, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of AR101. As of September 30, 2016, we had capital resources consisting of cash, cash equivalents and investments of $159.3 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval for and prepare for the commercialization of AR101, and as we develop other product candidates.

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

We believe that our existing capital resources (excluding any proceeds from the $145.0 million equity investment by NHSc US) will be sufficient to fund our planned operations for at least the next 12 months and through data readout of PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults), our ongoing pivotal Phase 3 trial for AR101. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates including possible future revenue streams. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the time and cost necessary to complete our ongoing PALISADE trial and the related roll-over study, ARC004, as well as the time and costs associated with the initiation and clinical activities for RAMSES;

•

the number, size and type of additional clinical trials or studies that we choose to initiate or the FDA or a foreign regulatory authority requires us to complete for AR101 prior to or following submission of our Biologics License Application, or BLA, or other marketing approval applications, as well as the cost and time of such trials and studies;

•	the time and cost associated with clinical trials and pre-clinical development of other product candidates;
•	our ability to obtain regulatory approval for and subsequently commercialize AR101 or any other product candidates we develop;
•	the time and cost necessary to develop clinical supplies and a commercial-scale manufacturing process for AR101;
•	sales and marketing costs associated with AR101, if approved, including the cost and timing of developing our sales and marketing capabilities;
•	the consummation of the equity investment with NHSc US recently announced on November 4, 2016;
•	the amount of sales and other revenue from AR101, if approved;
•	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	our ability to attract, hire and retain qualified personnel; and
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

The recently announced equity investment by Nestle Health Science US Holdings, Inc. for $145.0 million is subject to certain closing conditions.

On November 4, 2016, we announced a $145.0 million equity investment into the Company by Nestle Health Science S.A. and the entry into a strategic collaboration designed to enable the development and commercialization of innovative food allergy therapies. The closing of the sale and issuance of the shares of common stock to NHSc US for the aggregate cash purchase price of $145.0 million pursuant to the Securities Purchase Agreement is subject to certain closing conditions, including the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. There can be no assurances that the closing conditions will be satisfied.  Failure to satisfy the closing conditions by December 31, 2016, will allow NHSc US to terminate the Securities Purchase Agreement. In addition, the strategic collaboration agreement with Nestec, Ltd. becomes effective on the closing of the equity investment.  If we are not able to satisfy the closing conditions on or before December 31, 2016, we may never consummate the equity investment by NHSc US and the strategic collaboration agreement will not become effective.

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

As a result, our prospects, including our ability to finance our operations and generate revenue, will depend largely on the successful development, regulatory approval and commercialization of AR101. We do not expect that such commercialization will occur for at least the next two years, if ever. The clinical and commercial success of AR101 will depend on a number of factors, many of which are out of our control, including the following:

•	the results from our PALISADE and RAMSES trials;
•	the frequency and severity of adverse effects experienced by patients treated with AR101;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
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

In addition, we do not know whether our PALISADE trial or clinical trials of other product candidates will need to be redesigned, will enroll an adequate number of patients on time, or will be conducted on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure to:

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

As of September 30, 2016, we had 62 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize AR101 or any future product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

As of September 30, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 65% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Aimmune Therapeutics, Inc.

Date: November 14, 2016	By:	/s/ Stephen G. Dilly
Stephen G. Dilly, M.B.B.S., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Aimmune Therapeutics, Inc.

Date: November 14, 2016	By:	/s/ Warren L. DeSouza
Warren L. DeSouza
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

op
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	8/11/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

10.1#	Separation Agreement, dated July 13, 2016, by and between the Company and Robert Elfont.	10-Q	8/10/2016	10.4

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Indicates management contract or compensatory plan.
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