Form 10-K
period 2016-12-31
Aimmune Therapeutics, Inc.
filed 2017-03-15
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of voting common equity held by non-affiliates of the Registrant was $365,306,236 as of June 30, 2016.

As of March 10, 2017, there were 50,249,376 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2017 Annual Meeting of Shareholders, scheduled to be held on May 25, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2016.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates, for the treatment of peanut and other food allergies. It is estimated that over 30 million people in the United States and Europe have a food allergy, with peanut allergy being the most prevalent and most commonly associated with severe outcomes and life-threatening events. There are currently no approved medical therapies to cure food allergies or prevent their symptoms. Patients with food allergies are typically counseled to practice strict dietary avoidance. When accidental exposure to food allergens invokes a serious allergic reaction, rescue therapies, such as antihistamines or injectable epinephrine, are the only recourse available. Our therapeutic approach, which we refer to as Characterized Oral Desensitization ImmunoTherapy, or CODITTM, is designed to desensitize patients to food allergens and thereby reduce the risk of having an allergic reaction upon accidental exposure, or reduce symptom severity should an allergic reaction occur. CODIT is intended to reduce meaningfully the burden and anxiety experienced by food-allergic patients and their families.

Our lead CODIT product candidate, AR101, is an investigational biologic for the treatment of patients with peanut allergy, which affects approximately three million patients in the United States and three million patients in Europe. AR101 has received Fast Track and Breakthrough Therapy Designations for the treatment of patients 4-17 years from the United States Food and Drug Administration, or FDA. Our initial target patient population is in children and adolescents in the 4-17 age group, which we estimate will reach approximately 1.6 million patients in the United States alone by 2018. We have completed a double-blind placebo-controlled Phase 2 trial of AR101 in 55 patients ages 4-21 years, have analyzed longer-term safety and efficacy data from our ongoing open-label Phase 2 trial and have received feedback from regulatory authorities, including the FDA and the European Medicines Agency, or EMA, providing guidance on our Phase 3 program. In late 2015, we initiated a Phase 3 registration trial of AR101 in the United States, Canada and Europe, which we refer to as the PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults) trial. We completed global enrollment of 554 patients ages 4-49 in November 2016 and anticipate completing the PALISADE trial around year-end 2017. We have begun to enroll eligible patients who have completed PALISADE into a related open-label Phase 3 roll-over trial, which we refer to as the ARC004 trial. We expect to begin enrolling a real-world experience trial of AR101 in the United States and Canada in patients ages 4-17 in the second quarter of 2017, which we refer to as the RAMSES (Real-World AR101 Market-Supporting Experience Study in Peanut Allergic Children Ages 4-17 Years) trial. In addition, we expect to initiate a European trial in the middle of 2017 designed with a higher efficacy bar in the same age group, which we refer to as the ARTEMIS (AR101 Trial in Europe Measuring oral Immunotherapy Success) trial. Based on discussions with the FDA in the beginning of 2017, we anticipate that the safety database for a Biologics License Application, or BLA, will need to include data from at least 600 patients ages 4-17 treated with AR101 at the target maintenance dose of 300 mg per day. We expect to meet this requirement with patients from the PALISADE, ARC004 and RAMSES trials. In Europe, we expect that data from the PALISADE, ARC004 and ARTEMIS trials will form the basis for a Marketing Authorization Application, or MAA, filing with the European Medicines Agency, or EMA. We expect to have topline data from our PALISADE trial around year-end 2017 and intend to file a BLA in the United States and an MAA in the European Union in late 2018.

In November 2016, we entered into a two-year strategic collaboration with an affiliate of Nestle Health Science US Holdings, Inc. for the advancement of food allergy therapeutics and issued and sold to Nestle Health Science US Holdings, Inc. (together with its affiliate, Nestle Health Science) $145 million of shares of our common stock in a private placement. We maintain worldwide commercial rights to all of our product candidates, including AR101 and, if approved, currently intend to commercialize in the United States and Europe with our own specialty sales force calling on allergists in the United States and allergy-focused clinicians in major European markets.

Our Strategy

Our goal is to build a biopharmaceutical company that develops and commercializes proprietary therapies to improve the lives of food-allergic patients and their families. We intend to achieve this goal by pursuing the following key strategic objectives:

•

Complete development and obtain approval of AR101 in the United States and Europe for the treatment of peanut allergy: We expect to have topline data from our Phase 3 PALISADE trial of AR101 around year-end 2017, and intend to file a BLA in the United States and a MAA in the European Union in late 2018.

•

Commercialize AR101 in the United States and Europe through our own specialty sales force: We own worldwide commercial rights to our product candidates. If AR101 is approved for the treatment of peanut allergy, we intend to commercialize it by developing a specialty sales force targeting a subset of the approximately 5,000 practicing allergists in the United States as well as allergy-focused clinicians in the major European markets. We anticipate that this sales force could also support the commercialization of additional CODIT product candidates, if approved

•

Leverage the CODIT system to develop additional proprietary product candidates for the treatment of food allergies: Leveraging the expertise we have gained developing AR101, we have and expect to continue to conduct activities to support the filing of an Investigational New Drug, or IND, application for a product candidate for the treatment of egg allergy. We have also initiated pre-clinical development of a product candidate for the treatment of tree nut allergy.

AR101 Program Overview

Peanut allergy is a life-threatening disease with no approved medical treatment options. Based on a 2014 study published in the Journal of Allergy and Clinical Immunology, 40% to 50% of the people with peanut allergy in the United States are sensitive to an exposure of 100 mg or less of peanut protein, the equivalent of less than half of a peanut kernel (one peanut kernel typically contains approximately 250 mg to 300 mg of peanut protein). In addition, people with peanut allergy are often sensitive to as little as 10 mg of peanut protein. Strict dietary avoidance is hard to achieve and accidental exposure to food allergens is common, resulting in approximately 200,000 emergency room visits per year in the United States. The burden and anxiety for patients and their families is significant and a highly motivating force in seeking out therapy. There is a particularly high unmet need in young children who spend a significant portion of their day away at school where parental control is diminished and in adolescents who face peer pressure from their friends and classmates and may begin to engage in risk-taking behaviors.

Allergists have long used immunotherapy approaches to treat successfully patients with environmental allergies, and academic research supports the potential for extending immunotherapy approaches to treating patients with food allergy. Published studies have shown oral immunotherapy (OIT) to be a potentially promising approach to desensitizing patients with peanut, milk, egg, and other food allergies. This approach involves gradual introduction of increasing amounts of food allergen by the oral route to reduce the immune response to that allergen, referred to as the build-up or up-dosing phase, and then daily ingestion of the target dose of allergen to maintain the achieved level of desensitization, referred to as the maintenance phase. Historically, OIT has been practiced by a small number of allergists using their own “home-brew” allergen formulations and desensitization protocols; however, no OIT-based products have been approved for the treatment of food allergies to date thereby limiting the widespread adoption of this approach. With CODIT, we believe that we are the first company to undertake systematic and rigorous development of an OIT-based therapeutic approach to treat food allergies. We believe that AR101 has the potential to fulfill the need for a consistent and scalable OIT-based approach to peanut allergy.

In 2015, we completed a double-blind placebo-controlled Phase 2 trial in 55 peanut-allergic patients ages 4-17, which we refer to as the ARC001 trial. Results were reported at the 2015 annual meeting of the European Academy of Allergy and Clinical Immunology (EAACI). In the ARC001 trial, we measured subjects’ levels of sensitivity to peanut protein using the double-blind placebo-controlled food challenge (DBPCFC). A DBPCFC is generally considered the “gold standard” method of measuring a patient’s sensitivity to peanuts or other foods. During the DBPCFC, subjects consume increasing amounts of a peanut protein until either the test is naturally concluded or until a dose-limiting reaction, typically moderate or severe, occurs at which point the subject is not permitted to proceed to the next step in the challenge and the test is halted. The primary efficacy endpoint of ARC001 was the percentage of patients up-dosed for approximately six months with AR101 who could tolerate a cumulative of 443 mg of peanut protein, or about one to one and a half peanuts, a level which we believe is in excess of that typically encountered upon accidental exposure. The maximum tolerated amount of peanut protein refers to the total amount of peanut protein that could be consumed during the DBPCFC with the subject experiencing no more than mild symptoms. In the group of 29 patients that were treated with AR101, six patients discontinued the trial early during up-dosing due to gastrointestinal symptoms, which resolved within one to three weeks upon cessation of therapy in all cases, a finding consistent with previous literature reports of gastrointestinal side effects associated with OIT. As depicted in the graph below, results of the six-month DBPCFC showed on an intent-to-treat basis that 79% of patients (23 of 29) in the AR101-treated group were able to tolerate a cumulative amount of at least 443 mg of peanut protein versus 19% (5 of 26) of placebo patients, resulting in a p-value of <0.0001. One hundred percent (100%) of patients who completed up-dosing in the AR101-treated group were able to tolerate a cumulative amount of at least 443 mg of peanut protein. Treatment with AR101 also reduced symptom severity during the DBPCFC compared to placebo. Adherence to the dosing schedule, which refers to the percentage of full or partial doses taken at home, was 95%.

Upon completion of the ARC001 trial, we offered patients the opportunity to participate in the open-label Phase 2 study, which we refer to as the ARC002 trial, and either continue to receive AR101 maintenance therapy at a low daily dose of 300 mg per day of AR101 if they had been in the AR101-treated group in ARC001, or cross over to undergo up-dosing with AR101 and then continue on maintenance therapy if they had been in the placebo group in ARC001. Approximately 96% (47 of 49) of patients who completed the ARC001 trial elected to participate in the ARC002 trial. Preliminary results were reported at the 2016 annual meeting of The American Academy of Asthma, Allergy & Immunology (AAAAI). A total of 40 patients completed nine months of AR101 therapy (six months of up-dosing and three months of maintenance dosing with 300 mg of AR101 per day) at which point a DBPCFC was conducted and showed that 100%, 90%, and 60% of patients tolerated cumulative amounts of peanut protein of 443 mg, 1,043 mg, and 2,043 mg, respectively (corresponding to 85%, 77%, and 51% on an intent-to-treat basis). The highest challenge level was the equivalent of seven or eight peanuts. In June 2016, we reported results from the extended maintenance portion of the ARC002 trial at the EAACI annual meeting.

We offered patients who completed the nine-month DBPCFC the opportunity to continue on extended maintenance therapy with AR101. All of the 40 patients who complete the initial portion of the ARC002 trial elected to continue on extended maintenance therapy with AR101. Of these, 11 elected to remain on CODIT maintenance therapy of 300 mg of AR101 per day, and 29 chose to attempt up-dosing to high-dose maintenance therapy. With data for treatment with AR101 for at least a year in all of the patients, we reported that most side effects associated with AR101 are typically mild, manageable gastrointestinal side effects that happen early in up-dosing and that the rate of related adverse events decreases substantially during extended maintenance, particularly with low-dose CODIT maintenance of 300 mg of AR101 per day. In this study, peanut taste with the CODIT maintenance dose was observed to be minimal, which we believe is an important consideration in maintaining compliance, especially for those patients who have a strong aversion to the taste of peanut.

In December 2015, we initiated the Phase 3 PALISADE trial, which was designed to enroll approximately 500 peanut-allergic patients 4-55 years of age. We completed enrollment in the United States and Canada in September 2016 and announced plans to initiate the RAMSES trial in the United States and Canada, which does not require a DBPCFC and therefore reflects our expectations for the real world experience with AR101 where a DBPCFC is not required for diagnosis of peanut allergy. We subsequently announced completion of European enrollment in November 2016 and our plans to initiate the ARTEMIS trial in children and adolescents in Europe, which is designed to evaluate a higher efficacy bar of tolerating a cumulative amount of 2,043 mg of peanut protein after nine months of AR101 therapy.

In the first quarter of 2017, the FDA provided feedback on the RAMSES study protocol and overall Phase 3 program for AR101. As a result, we are now going to conduct the primary efficacy analysis for the PALISADE trial in the 4-17 age group in which we enrolled 498 patients, or 90% of the total number of patients enrolled in the PALISADE trial. This age group aligns with the patient population enrolled in our Phase 2 trials for which AR101 received Breakthrough Therapy Designation based on the encouraging results observed in those trials. We will conduct separate analyses on the 56 adults enrolled in PALISADE. The FDA provided additional clarification related to using the most clinically meaningful nomenclature when reporting the results of the DBPCFC. As a result, we will report the single highest tolerated dose in the food challenge as an appropriate and clinically meaningful measure. We will therefore report the primary efficacy endpoint in PALISADE as the single highest tolerated dose of 600 mg, which corresponds to a cumulative amount of 1,043 mg peanut protein. Based on discussions with the FDA, we anticipate that the safety database for a BLA will need to include data from at least 600 patients ages 4-17 treated with AR101 at the target maintenance dose of 300 mg per day. We expect to fulfill that requirement with patients from PALISADE, ARC004 and RAMSES. In Europe, we expect data from PALISADE, ARC004 and ARTEMIS will form the basis for the MAA filing. We expect to have topline data from our PALISADE trial around year-end 2017 and intend to file a BLA in the United States and an MAA in the European Union in late 2018.

We have worldwide development and commercialization rights to AR101. Subject to regulatory approval, we intend to commercialize AR101 in the United States and Europe by developing a specialty sales force targeting a subset of the approximately 5,000 practicing allergists in the United States as well as allergy-focused clinicians in major European markets.

Food Allergy Overview

Food Allergies are a Significant and Growing Health Problem

Food allergies are a significant and growing health problem in the United States, Europe and throughout the developed world. It is estimated that over 30 million people in the United States and Europe have a food allergy, and one in 13 children are affected in the United States. According to a study published in JAMA Pediatrics in 2013, the economic cost of food allergies in the United States is estimated to equal approximately $25 billion per year, of which approximately $4 billion is associated with direct medical expenses. Food allergies are a particularly urgent issue for children and adolescents because of the greater prevalence of food allergies in those age groups and because of the increased risk of accidental exposures leading to a serious allergic reaction. A large scale study conducted in 2011 concluded that approximately 8% of children and adolescents in the United States have a food allergy and that approximately 39% of that group had a history of at least one severe allergic reaction. We estimate that over 50% of patients with peanut allergy experience a severe allergic reaction each year.

Peanut is the most common type of food allergy. Among children with food allergies in the United States, approximately 25% are allergic to peanuts, with other common food allergies being milk (21%), shellfish (17%), tree nut (13%) and egg (10%). We estimate that there are approximately three million people in the United States and three million people in Europe with peanut allergy, including over three million children. The prevalence of peanut allergy in children in the United States is estimated to have increased at a constant annual growth rate of approximately 10% between 1997 and 2008, and experts believe it has continued to rise since 2008.

Risks Associated with Allergic Reactions

Allergic reactions to food are painful, frightening and potentially deadly. Symptoms of an allergic reaction include hives, swelling, vomiting, abdominal pain, wheezing, breathlessness, and lowered blood pressure. Severe and potentially life-threatening reactions are referred to as anaphylaxis and such reactions require urgent medical attention and often result in treatment at hospital emergency departments. Food-related allergic reactions are estimated to result in approximately 200,000 emergency room visits and over 10,000 hospital admissions each year in the United States.

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

Limitations of Emergency and Symptomatic Treatments

Due to a lack of approved symptomatic or disease-modifying food allergy treatments, food-allergic patients typically must carry rescue medication to treat severe and possibly life-threatening allergic reactions. The most widely used treatment is epinephrine (also known as adrenaline), which is administered using an auto-injector, such as an EpiPen. Epinephrine blunts certain symptoms of the allergic reaction by increasing heart rate and blood pressure and dilating airways, but it does not treat the allergic reaction itself. While epinephrine is useful as a rescue medication, it is not always administered properly or quickly enough and may not be sufficient to counteract the effects of the allergic reaction.

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

The initial step in an immune response is the presentation of an allergenic protein by an antigen presenting cell, such as a dendritic cell, and subsequent recognition of the allergenic protein by T-cells. A subset of T-cells,  known as Th2 cells, upon binding to an antigen secrete a set of pro-inflammatory proteins called  cytokines, such as IL-4, IL-5 and IL-13, which are important in cellular activation and signaling. Secretion of this group of cytokines promotes B-cell maturation and production of IgE antibodies. These IgE antibodies cross-link at the surface of the mast cells by binding with the antigen, which results in the mast cells releasing histamines, proteases and other chemical mediators of inflammation, all of which elicit symptoms of an allergic reaction.

In oral desensitization, the step-wise increasing of doses of an allergen, starting with very low levels of such allergen that are generally insufficient to trigger a large IgE-mediated allergic reaction, has been shown over time to induce regulatory T-cells. These regulatory T-cells dampen the Th2 immune response. At the same time, the increasing levels of allergen exposure induce B-cells to produce IgG4 antibodies, which compete with IgE antibodies to bind with the allergen, thereby decreasing allergen-induced mast cell degranulation. Ultimately, these immunomodulatory T-cell and B-cell responses result in a decreased clinical response to allergen exposure.

Oral Desensitization in Practice

In an OIT treatment regimen, the initial administration of a particular dose of the food allergen will typically be provided in an allergist’s office and the subsequent administrations will be done at home. The highest level of dosing administration will vary depending on the patient and the protocol, but generally the goal is to achieve desensitization to a level of food allergen greater than the amount a patient might be exposed to in an accidental exposure. Once the highest dosing level is attained, the patient will continue to be administered a maintenance dose on a regular basis. Over time, this regular administration has been shown to result in the patient being able to tolerate an amount of food substantially greater than the maintenance dose.

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

While OIT has been shown to be effective, it has not been widely adopted and is currently available only from a limited number of academic research centers and specialized allergy clinics. These institutions have access to compounding pharmacies to produce the doses of food-based product necessary for the therapy and also have the resources to provide the required patient support. However, because no OIT protocol or product has been validated in a large-scale clinical trial or approved by the FDA, the treatment regimen and food source used in OIT treatment is determined by the allergist based on their experience and review of the scientific literature, which can lead to varying results. While studies have shown that most patients tolerate OIT well, the incidence of severe adverse events associated with OIT treatment has historically been high enough to raise concerns in the medical community that it is not safe enough to be a standard part of an allergist’s practice. We believe these safety concerns along with complexity and lack of standardization have limited the adoption of OIT by community-based allergists.

Our Solution

Our CODIT approach for the treatment of food allergies leverages and improves upon the extensive independent scientific research supporting OIT. Based on our clinical development to date, including our Phase 2 studies of our lead CODIT product candidate, AR101, we believe that our CODIT approach has the potential to be widely adopted by allergists and to appeal to patients and parents as a result of the following key attributes:

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
•

Regulatory Approval: We believe regulatory approval of our CODIT product candidates, if obtained, will validate the extensive existing scientific research supporting oral desensitization and could lead to widespread adoption of CODIT.

We believe our CODIT approach and product candidates, if approved, have the potential to reduce the dangers posed to food-allergic patients, such as accidental exposures resulting in anaphylactic reactions, emergency room visits or hospitalization. We expect that this potential protection from accidental exposures will reduce the stress and anxiety of patients and their families and enable patients to live more normal lives.

AR101 for Peanut Allergy

Overview

We are developing our lead CODIT product candidate, AR101, for the treatment of peanut allergy. Our initial target patient population is children and adolescents ages 4-17 years. AR101 is intended to desensitize patients to a level of peanut protein that substantially exceeds the amount typically encountered in an accidental exposure. Patients successfully treated with AR101 will still need to avoid the consumption of peanuts and foods containing peanuts, but we believe that protection against potential allergic reactions to accidental exposure will significantly improve the lives of food-allergic patients and their families.

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

Our up-dosing and maintenance dosing regimens are set forth below:

For patients in the up-dosing phase of the AR101 treatment regimen, AR101 would be provided in a series of color coded pharmaceutical grade capsules of various dose levels. These capsules can be easily opened and emptied, with the contents then mixed with food. For patients who have reached the 300 mg maintenance dose level, AR101 would be provided in an easy to open-and-empty sachet. We are in the process of evaluating additional delivery forms for AR101 for the maintenance phase.

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

•

Clinically Meaningful and Reliable Desensitization: Based on the results of our Phase 2 studies of AR101, we believe that patients who successfully complete the AR101 up-dosing regimen will be desensitized to a level of peanut protein that substantially exceeds the amount typically found in a peanut-contaminated food product, which we believe ranges from as little as a fraction of a peanut to as much as a single peanut (which typically contains between 250 mg and 300 mg of peanut protein). In addition, even if such patients have an allergic reaction, based on the results of our Phase 2 studies of AR101, we believe it is likely to be less severe as a result of treatment with AR101. Both our Phase 2 studies of AR101 and independent scientific research have indicated that clinically meaningful desensitization can be attained through an OIT treatment regimen, independent of sex, age and other demographics.

•

Rapid and Predictable Onset of Action: In both our Phase 2 clinical trials of AR101, a clinically meaningful level of protection was typically achieved by patients in the AR101 treatment group after only 22 weeks of dosing. Independent scientific research has also shown that continued maintenance dosing pursuant to an OIT treatment regimen can confer increased protection over time.

•

Attractive Safety Profile: In our Phase 2 studies of AR101, most patients experienced only mild, intermittent side effects commonly associated with food allergies during the up-dosing phase of treatment. The most frequent of these side effects included gastrointestinal symptoms ranging from itching of the lips to vomiting, hives, throat itching or discomfort, and nasal congestion. We believe that many of these side effects are associated with the increases in dosage amounts during the initial up-dosing phase of the treatment regimen. Once patients are desensitized and on maintenance dosing, we believe that they are likely to experience few or no side effects. Of the 55 patients treated with AR101 in our Phase 2 studies, 44 completed the AR101 treatment regimen, with 10 patients discontinuing treatment due to gastrointestinal side effects that occurred in the first two to four weeks, which were resolved, in each case, within one to three weeks after cessation of treatment. In addition, one patient withdrew from the trial due to scheduling issues. All 10 patients who discontinued early had baseline levels of peanut-specific IgE exceeding 100 kU/L. We hypothesize that peanut-specific IgE, which is routinely measured at the allergist office, may be useful in predicting patient experience on AR101, and we are exploring this finding further in Phase 3 trials.

•

Convenient Oral Administration: AR101 is designed to be provided to patients as a convenient, orally administered, once daily therapy that is mixed with common age-appropriate foods. Compared to subcutaneous, epicutaneous or sublingual administration, we believe our CODIT approach represents a more convenient and practical method of dosing, particularly in young patients.

•

Direct, Targeted Route of Administration: Oral administration of AR101 enables the allergen to interact directly with immune cells in the gastrointestinal tract responsible for mediating the allergic reaction to peanuts. Oral desensitization is believed to work by gradually shifting the balance of the immune system to dampen the allergic response in the case of accidental exposure.

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

AR101 Clinical Development Program Leverages Historical OIT Studies

Our development of AR101 leveraged the substantial pre-existing independent scientific research on peanut allergy and OIT. In connection with our IND submission, we licensed data from studies conducted at three leading academic research institutions that demonstrated the potential of using OIT to desensitize peanut allergic patients.

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

Our clinical trial designs were developed following a review of the academic study protocols described above as well as protocols used in clinical practice. Many of the protocols used in clinical practice have maximum dose levels of several thousand milligrams of peanut protein and use aggressive dose-escalation rates to reach the maximum dose levels quickly. We believe that, as a result, patients under these protocols sometimes receive too much peanut protein too soon and consequently suffer anaphylaxis, contributing to the perception that OIT is not safe. In designing our clinical trials, we incorporated low initial dose levels, a gradual escalation of the dosing and much lower maintenance dose levels. We believe this approach provides for an improved protocol and has the potential to enable patients to safely attain a clinically significant level of desensitization in a reasonable time frame.

We also believe that a successful oral desensitization treatment regimen requires a well-characterized and precisely manufactured drug product. Independent scientific research has shown that the quantity of peanut protein and the relative concentrations of key peanut proteins can vary widely between the different commercially available peanut products that could potentially be used as a source for oral desensitization therapy. These variations could significantly impact the reliability and safety of an oral desensitization treatment regimen. In order to reduce the potential for variability, we chose to use peanut flour solely from the Golden Peanut Company, or GPC, as the basis for AR101. This flour has been used in most of the leading academic studies of peanut allergy OIT and, based on our own testing, shows little variation in the level of peanut protein in different batches of the company’s flour, including between batches produced in different years. In order to develop AR101 as an FDA-approvable biological product, we took the further step of characterizing the protein signature of GPC flour. Independent scientific research has identified numerous peanut proteins that are the allergens that cause allergic reactions to peanuts. Three of these proteins appear to be the most significant and representative of the levels of the other proteins. Our characterization of AR101 is based on measuring total protein amount and the concentrations of those three key proteins, as a proxy for the full range of allergenic proteins contained in AR101.

Phase 2 Clinical Trials—ARC001

Clinical Trial Design

Our first clinical trial of AR101, ARC001, was a randomized, multi-center, double-blind, placebo controlled Phase 2 trial of AR101 for the treatment of peanut allergy. Fifty-five patients with confirmed peanut allergy ranging in age from four to 21 years old participated in the trial, which was conducted at eight leading academic medical research centers in the United States. Of the fifty-five patients, 29 received AR101 and 26 received placebo. Patients were required to have experienced a prior allergic reaction that was attributed to peanuts, have elevated levels of anti-peanut protein antibodies in their blood and/or tested positive for peanut allergy on a skin prick test. In addition, patients were required to react, at a dosage of 100 mg of peanut protein or less, in a DBPCFC (double-blind placebo controlled food challenge). A DBPCFC is performed in a clinical setting in two sessions that are usually on two separate days. On each day, the patient is orally administered escalating doses of either a suspected allergenic food or a placebo over time and monitored to see if an allergic reaction is elicited. For example, in the entry DBPCFC for ARC001, patients were administered challenge does of 3 mg, 10 mg, 30 mg and 100 mg of peanut protein 20 to 30 minutes apart in one session and a series of placebo doses on the same schedule in the other session. Neither the patient nor the clinicians overseeing the DBPCFC knew what substance was being administered in a given session. If the patient developed a moderate or stronger allergic response after being administered a dose of peanut protein, then such patient was deemed to have reacted to the food challenge at that dosage level. While in our clinical trials we screened patients for peanut allergy using a DBPCFC because of its sensitivity, we do not anticipate that a DBPCFC will be a requirement for prescribing AR101 as DBPCFCs are not widely used a diagnostic tool in current clinical practice.

The table below shows the escalation of challenge doses in a peanut DBPCFC along with the corresponding cumulative exposure attained at each dose level:

Dose #	Challenge Dose Amount (mg)	Cumulative Exposure (mg)
1	3	3
2	10	13
3	30	43
4	100	143
5	300	443
6	600	1,043
7	1,000	2,043

We selected reactivity at a challenge dose of 100 mg or less on a DBPCFC as an inclusion criterion for ARC001 to enable the study of AR101 in patients who are very sensitive to peanut. In addition, because a patient’s sensitivity to peanut protein can fluctuate significantly based on various factors, we believed that using a lower maximum tolerated dose would reduce the likelihood that patients in the trial would pass the exit DBPCFC at 300 mg solely due to natural variations in their sensitivity.

The table below shows the baseline demographics of patients participating in ARC001:

	Active AR101	Placebo
Intent To Treat	29 patients	26 patients(1)
Sex	20 male; 9 female	16 male; 10 female
Median Age (min, max)	7 years (4 to 21)	8 years (4 to 14)
Median Peanut Specific IgE (min, max)	64.3 (0.8 to >100)	100.0 (3.5 to >100)
Median Wheal (min, max)	14 mm (5 to 30)	13 mm (5 to 26)
Median Max Tolerated Dose, Cumulative (min, max)	13 mg (3 to 43)	28 mg (3 to 43)

(1)	The placebo group initially contained 27 patients, with one patient withdrawing from the study prior to the commencement of treatment.

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

In ARC001, 23 of the 29 patients in the AR101 treatment group completed the trial. All 23 patients who completed the trial passed an exit DBPCFC at a 300 mg challenge dose as compared with five of the 26 patients who received placebo (p <0.0001). In addition, 18 of the 23 patients in the AR101 treatment group that completed the trial passed an exit DBPCFC at a 600 mg challenge dose compared to none of the 26 patients who received placebo (p <0.0001). Those patients who passed the DBPCFC at a 300 mg challenge dose had received a cumulative dose of 443 mg of peanut protein, the equivalent of approximately one and one half to two peanut kernels, and those patients who passed the DBPCFC at a 600 mg challenge dose had received a cumulative dose of 1,043 mg of peanut protein, the equivalent of approximately four peanut kernels. We believe these results suggest that AR101 has the potential to provide patients with peanut allergy protection from accidental exposure to peanut protein even when taking into account natural variations in sensitivity. Consistent with independent academic research, our results in ARC001 indicate that clinically meaningful desensitization can be attained independent of gender, age and other demographics.

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

Among patients in the AR101 treatment group in ARC001, there was one incident of anaphylactic reaction of moderate severity that was treated with epinephrine, and there were no other serious or severe adverse events related to treatment with AR101 in the study. Six of the 29 patients in the AR101 treatment group dropped out of the trial. Four patients dropped out of the trial because of moderate gastrointestinal side effects, such as abdominal discomfort and vomiting, and two dropped out of the trial because of a combination of gastrointestinal side effects and compliance issues. This drop-out rate was consistent with prior academic OIT studies. The patients in ARC001 who discontinued treatment prematurely all began to have gastrointestinal symptoms at the 3, 6 or 12 mg dose level and generally dropped out of the study early. Their gastrointestinal issues resolved without significant medical intervention within one to three weeks. A retrospective analysis revealed that all of these patients had baseline levels of peanut-specific IgE greater than 100 kU/L. One of the patients was diagnosed with eosinophilic esophagitis, or EoE, a condition in which a certain type of white blood cell accumulates in the esophagus. EoE is an immune condition that can be triggered by exposure to food allergens. The standard of care for EoE is simply to avoid exposure to the triggering food allergen, which allows the condition to resolve. Once this patient ceased ingesting AR101, the patient’s EoE symptoms resolved within three weeks. No patients in the placebo group dropped out and there were no incidents of anaphylaxis or other severe or serious adverse events related to treatment in the placebo group.

Phase 2 Clinical Trials—ARC002

Patients who completed ARC001 were eligible to participate in our Phase 2 follow-on study, ARC002, an open label study designed to evaluate the long-term safety, efficacy and tolerability of AR101. In ARC002, those patients who had been in the AR101 treatment group for ARC001 were maintained on a 300 mg maintenance dose for three months and then administered a DBPCFC with a maximum challenge dose of 1,000 mg, resulting in a maximum cumulative dose of 2,043 mg. After administration of this DBPCFC, the patients could choose to continue with a 300 mg maintenance dose or to up-titrate to a higher dose level up to a maximum of 2,000 mg per day. Patients who had been in the placebo group in ARC001 began ARC002 by going through the same up-titration regimen that had been administered to the active group in ARC001 and then were placed on a 300 mg maintenance dose for three months. As with the original active group, they were administered DBPCFCs at the end of both the up-titration period and the three-month maintenance period. They then could choose to either stay at a daily dose of 300 mg or begin an up-titration regimen. Independent scientific research has shown that continued maintenance dosing can confer increased protection over time.

Our ARC002 results confirmed and expanded upon the efficacy results of ARC001. All 26 patients from the placebo arm of ARC001 entered ARC002, and 21 completed the up-dosing phase of treatment. Four patients, all with baseline levels of peanut-specific IgE greater than 100 kU/L, dropped out of the study due to gastrointestinal issues similar to those seen in the patients who discontinued treatment in ARC001, and one patient dropped out of the study due to scheduling issues. Twenty of the 21 patients who completed the up-dosing phase passed the post-up-dosing DBPCFC at a challenge dose of 300 mg, or a 443 mg cumulative dose.

A total of 41 patients, 21 from the ARC001 active arm and 20 from the ARC001 placebo arm, entered the three-month maintenance phase of treatment, during which each patient received a daily dose of 300 mg, and were administered a post-maintenance DBPCFC. One patient from the ARC001 active arm did not complete the maintenance period for reasons unrelated to treatment. Of the 40 patients who completed the maintenance period, 100% passed at the 300 mg challenge level, 90% passed at the 600 mg challenge level and 60% passed at the 1,000 mg challenge level. Those patients who passed at the 1,000 mg challenge level had ingested a cumulative dose of 2,043 mg of peanut protein, the equivalent of 7 or 8 peanuts. During the post-maintenance DBPCFCs, two patients required the administration of epinephrine (both after a 1,000 mg challenge dose) and each received only a single administration.

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

All of the 40 patients who completed the initial portion of the Phase 2 trial volunteered to continue on extended maintenance therapy with AR101. Of these, 11 elected to remain on CODIT maintenance therapy of 300 mg of AR101 per day, and 29 chose to attempt up-dosing to high-dose maintenance therapy. The exposure-adjusted, treatment-related, adverse event rate during extended maintenance for patients on CODIT maintenance therapy was one every 574 days. The exposure-adjusted, treatment-related, adverse event rate during extended maintenance for patients on high-dose maintenance therapy was one every 107 days.

Of the 11 patients who elected to remain on CODIT 300 mg maintenance therapy, 10 remain in the study, and the few adverse events they experienced were almost exclusively mild, with only one categorized as moderate. No patients developed new-onset persistent gastrointestinal symptoms and there were no treatment-related serious adverse events during extended maintenance.

Based on academic studies, we believe that low-dose extended maintenance therapy with AR101 could protect to even higher levels of peanut protein exposure than we saw immediately after up-dosing in ARC001 and after 12 weeks of low-dose maintenance therapy in ARC002. Independent studies have shown that a low, 300 mg daily maintenance dose of peanut protein can achieve a high level of desensitization, as patients in those studies were able to tolerate at least 2,100 mg and as much as 5,000 mg of peanut protein in food challenges administered after a year or more of maintenance therapy. Finally, peanut taste with the CODIT maintenance dose was masked by our AR101 formulation in ARC002, which we expect to support compliance in patients who have peanut taste aversion.

AR101 Phase 3 Development Program

We have developed AR101 in close consultation with the FDA and European regulatory authorities, including the EMA. In September 2014, the FDA granted AR101 Fast-Track designation for OIT of peanut sensitive adults and children and in June 2015, the FDA granted AR101 Breakthrough Therapy designation for OIT of peanut sensitive children and adolescents (ages 4 - 17). These designations are intended to facilitate the development and to expedite the review of drugs and biologics that are intended for the treatment of serious or life-threatening diseases or conditions and, in the case of a Fast-Track designation, that demonstrate the potential to address unmet medical needs for the disease or condition or, in the case of a Breakthrough Therapy designation, where preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors of products under development with a Fast-Track designation or Breakthrough Therapy designation may have greater interactions with the FDA, including the involvement of more senior staff members, and the FDA may initiate review of sections of a Fast-Track product’s marketing application before the application is complete. A product that receives these designations may be eligible for accelerated approval and priority review, if relevant criteria are met.

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

PALISADE Trial

In December 2015, we initiated the Phase 3 PALISADE trial, a randomized, double-blind, placebo-controlled study of AR101 for the treatment of peanut allergy in children and adults, which was expected to enroll approximately 500 patients between the ages of 4 and 55 in North America and Europe. The study protocol is largely a combination of the protocols for ARC001 and ARC002. Patients are randomized at a three to one ratio between the AR101 group and a placebo group. Patients are up-dosed to a daily 300 mg dose over a period of five to six months and then maintained at that dose level for approximately six months. At the end of the maintenance period, patients are administered a DBPCFC.

In September 2016, we announced completion of enrollment in the United States and Canada, and, in November 2016, we announced completion of enrollment in Europe. A total of 554 patients were enrolled globally, 90% of whom were between ages 17. We received feedback from the FDA in the first quarter of 2017 that our primary efficacy analysis should be constrained to the 4-17 age group, which aligns with our Breakthrough Therapy Designation patient population. We expect to conduct separate analyses on the adults.

The FDA also provided clarification on the nomenclature used to describe the results of the DBPCFC. Based on this feedback, we will report the single highest tolerated dose in the food challenge as an appropriate and clinically meaningful measure of the results. We will report the primary endpoint of the study as the proportion of patients ages 4-17 tolerating the 600 mg challenge dose in the DBPCFC, which corresponds to a cumulative exposure to 1,043 mg of peanut protein. Secondary endpoints will include tolerating the 300 mg challenge dose, which corresponds to cumulative exposure of 443 mg of peanut protein, and tolerating the 1,000 mg challenge dose, which corresponds to cumulative exposure of 2,043 mg of peanut protein.

We anticipate that up-dosing of patients in PALISADE will be completed around the middle of 2017 and that the study will be completed around year-end 2017. Patients who complete PALISADE will be eligible to participate in a roll-over study, ARC004.

ARC004 Trial

The ARC004 trial is designed to test the durability of AR101 treatment response and dose forgiveness in a multi-arm design to inform the potential for reduced frequency of dosing during the maintenance phase of AR101 therapy. Patients who have completed PALISADE are provided the opportunity to roll over into the ARC004 trial. Patients who were in the AR101 treatment arm in PALISADE will continue to receive AR101 in ARC004. Patients who were in the placebo arm of PALISADE will undergo up-dosing with AR101 in ARC004 and then continue maintenance therapy at the target dose of 300 mg of AR101 per day. The first patient was enrolled into ARC004 in December 2016.

RAMSES Trial

In the second quarter of 2017, we plan to initiate RAMSES, a randomized 2:1, double-blind, placebo-controlled trial, expected to enroll approximately 440 patients between the ages of 4-17 years in the United States and Canada. The RAMSES trial will not require an oral food challenge for entry. Instead, patients will be selected based on stringent entry criteria, including a well-documented medical history of IgE-mediated reactions to peanut (including anaphylaxis), skin prick test reactivity, and assessment of peanut-specific IgE levels. The study will monitor treatment-emergent adverse events during a six-month up-dosing period. Patients will then be followed in an open-label manner for at least six months on the maintenance dose of 300 mg of AR101 per day. We believe the absence of an entry food challenge may further improve the tolerability profile of AR101 in early stages of dosing by removing exposure to high levels of peanut allergen that may otherwise prime the immune system prior to treatment.

Both PALISADE and RAMSES are expected to generate additional data on the potential use of peanut-specific biomarkers to guide treatment decisions with AR101, building on Phase 2 results with AR101 that suggested that baseline levels of peanut-specific IgE may be useful in predicting patient experience on AR101 therapy. In addition, RAMSES will include exploratory analyses on quality of life based on a number of validated patient-reported outcome measures.

ARTEMIS Trial

We are also planning to begin ARTEMIS (AR101 Trial in Europe Measuring oral Immunotherapy Success), a randomized 3:1, double-blind, placebo-controlled trial in peanut-allergic children and adolescents ages 4-17 in Europe that will explore protection at an endpoint of tolerating a single dose of 1,000 mg of peanut protein (corresponding to a cumulative of 2,043 mg peanut protein) after nine months of treatment. The inclusion criteria for the trial will require that patients react at or before the 300 mg dose of the challenge. Patients will undergo approximately six months of up-dosing and then three months of maintenance therapy at 300 mg of AR101 per day, followed by an exit DBPCFC. ARTEMIS builds on the observation that a very high proportion of patients in the ARC002 Phase 2 trial of AR101 were desensitized to more than two grams of peanut protein at the nine-month endpoint. ARTEMIS is designed to confirm that finding in a double-blind, placebo-controlled setting. We expect ARTEMIS to enroll approximately 160 patients at multiple sites in Europe, beginning in mid-2017. We believe that ARTEMIS will help to enhance our knowledge about the timing and extent of desensitization offered by AR101 treatment. As we have engaged with more stakeholders across Europe, we have also come to understand that confirming that a higher efficacy level can be reached sooner would be important in obtaining labeling for protection against accidental exposure and supporting reimbursement applications for AR101, especially as we see increased focus on cost effectiveness throughout Europe.

We expect that an MAA will need to include data from PALISADE, ARC004 and ATEMIS.

ARC005 Trial

Pursuant to our Pediatric Investigation Plan, we are planning on initiating a study of AR101, ARC005, which will include peanut allergic patients ages 1 to 3 in 2018.

ARC008 Trial

All patients exiting RAMSES, ARTEMIS, ARC004 and ARC002 will be eligible to enroll in the ARC008 trial, which provides an opportunity for long-term safety surveillance and for patients to continue maintenance therapy at the target dose of 300 mg of AR101 at the dosing interval the patient had been receiving previously.

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

Leveraging the expertise we have gained developing AR101, we have and expect to continue to conduct activities to support the filing of an IND applicable for a product candidate for the treatment of egg allergy in 2018. We have also initiated pre-clinical development of a product candidate for the treatment of tree nut allergy.

We are also researching potential CODIT product candidates for other food allergies and for the treatment of two or more food allergies at once.

Collaboration with Nestle Health Science

In November 2016, we entered into a two-year strategic collaboration with an affiliate of Nestle Health Science US Holdings, Inc. for the advancement of food allergy therapeutics and issued and sold to Nestle Health Science US Holdings, Inc. (together with its affiliate, Nestle Health Science) 7,552,084 shares of common stock in a private placement at $19.20 per share, which represented approximately 15.1% of our outstanding shares at the time of the transaction. Subject to certain limited exceptions, Nestle Health Science agreed to a two-year market standoff provision under which it agreed not to sell or transfer any of our common stock or other securities. Subject to certain limited exceptions, Nestle Health Science also agreed to a two-year standstill agreement under which Nestle Health Science agreed not to acquire us through any means. We agreed to register the resale of the shares that Nestle Health Science purchased on a registration statement to be filed with the SEC upon the request of Nestle Health Science, which cannot make the request prior to the 45th day preceding the end of the market standoff provision. The investment and the collaboration do not include any development milestones, product marketing rights or royalties.

The investment launched a two-year strategic collaboration between us and Nestle Health Science, the terms of which enable both parties to discuss our current and future oral immunotherapy development programs through a newly established pipeline forum. Nestle Health Science will provide ongoing scientific, regulatory, and commercial expertise and advice to us through the pipeline forum. Any information disclosed in the collaboration will remain our confidential information, and any new ideas or inventions that arise that relate to our products will be our solely owned intellectual property. If we elect to seek a partner or collaborator for one of our oral immunotherapy development programs during the two-year term of the collaboration, Nestle Health Science will have a three-month period to negotiate exclusively with us. During the term of the collaboration, and for so long as Nestle Health Science holds not less than ten percent of our outstanding common stock, Nestle Health Science will be entitled to designate one nominee to serve as a director on our Board of Directors. In November 2016, Greg Behar joined our Board of Directors on behalf of Nestle Health Science. The strategic collaboration agreement contains a non-competition covenant pursuant to which Nestle Health Science has agreed not to engage in certain activities relating to OIT for the treatment of food allergies.

Research and Development Expenses

A significant portion of our operating expenses relates to the development of AR101. For the years ended December 31, 2016, 2015, and 2014, our research and development costs were $54.6 million, $19.8 million, and $8.2 million, respectively, and are included in the research and development expense line item in our Consolidated Statements of Operations and Comprehensive Loss. For further detail about the research and development activities, refer to the research and development section in the “Management’s Discussion and Analysis” in this Annual Report on Form 10-K.

Sales and Marketing

Subject to regulatory approval, we intend to commercialize AR101 in the United States and Europe by developing a specialty sales force targeting a subset of the approximately 5,000 practicing allergists in the United States as well as allergy-focused clinicians in major European markets. We anticipate that this sales force could also support the commercialization of additional CODIT product candidates, if approved. We intend to focus our sales efforts on patients with more moderate to severe food allergies, particularly children and adolescents. We do not anticipate that a DBPCFC will be a requirement for prescribing AR101 as DBPCFCs are not widely used as a diagnostic tool in current clinical practice. We anticipate that our CODIT therapeutic approach for food allergies will encompass providing a range of services to patients and their physicians including telephone and e-mail support for patients, physician awareness and education activities, reimbursement assistance, benefit navigation and co-pay and patient assistance programs. Based on the estimated direct medical expenses associated with peanut allergy and the estimated number of people with peanut allergy in the United States, we believe the potential market opportunity for approved peanut allergy treatments in the United States could exceed one billion dollars annually.

Manufacturing

We contract with and rely on third-party manufacturers to produce the food product and final biologic product for our product candidates and to package our product candidates. We have completed construction of a manufacturing facility in a leased building in Clearwater, Florida, at the site of one of our current contract manufacturers. We are installing equipment and qualifying the operating systems in this new facility. We anticipate that this manufacturing facility will be operational by the end of 2017. We plan to continue to rely on the contract manufacturer that is located at the same site to manage the operations of this new manufacturing facility. We also plan to rely on other contract manufacturers for the production of supply for our clinical trials, and if we receive marketing approval for a product candidate, for commercial supply.

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

AR101 is currently produced for us by a contract manufacturer using our proprietary process. This process involves several blending and characterization steps intended to ensure that each dose contains a precise amount of peanut flour containing a specific concentration of peanut protein. Because peanut flour is a sensitizing agent, AR101 must be produced on a manufacturing line that is physically separated from other manufacturing lines and that has its own ventilation system. The manufacturing line that we use to produce the clinical supply for our clinical trials will not be adequate to produce commercial supplies of AR101. In June 2015, we leased space in a building near one of our current contract manufacturer’s existing facilities and are in the process of establishing a commercial scale manufacturing line for AR101 in that space. We are also in the process of negotiating a supply agreement with our contract manufacturer pursuant to which the manufacturer would use our manufacturing line to produce commercial supplies of AR101 for us. Producing commercial quantities of AR101 will require us to scale up our existing manufacturing process and design and institute rigorous quality control and assurance procedures in our new manufacturing facility. These procedures include qualification of the manufacturing equipment and building utility systems and validation of the manufacturing process at commercial scale. Designing and implementing these procedures are time-consuming and complex operations, which could cause delays in our timelines for bringing this facility into production in 2017. Any delays in bringing this facility online in 2017 could cause a delay in the filing of a BLA or MAA for AR101.

We also rely on separate contract manufacturers to provide packaging services for AR101. We are transitioning from bottles to blister packs as the final packaging configuration for our ongoing and upcoming clinical trials and potential commercial launch of AR101. This transition requires that we implement new manufacturing operations and perform stability testing of AR101 in the blister pack configuration. Any complications with these new operations or the stability testing in the new blister pack configuration could extend the timelines for our planned clinical trials, which would delay the timing of the filing of a BLA or MAA for AR101.

Supplying appropriate clinical trial materials for our ongoing and upcoming clinical trials on a timely basis is a complex operation. There are multiple doses in the up-dosing phase of our AR101 clinical trials. In addition, each subject can proceed through the up-dosing phase at a different rate depending on how the subject responds to each new dose. For example, a subject can move up to the next dose, remain on the current dose or move down to the prior lower dose during the up-dosing phase of our trials. We believe that this dosing flexibility improves outcomes for clinical trial subjects. But this dosing flexibility also increases the complexity of supplying the appropriate doses to each clinical site on a timely basis. We expect that the logistics complexity for our clinical trial materials will increase in 2017 as we initiate several new clinical trials of AR101. In addition, we conduct clinical trials in Europe. EU regulations require that each lot of clinical trial material be certified and released by a designated qualified person, or QP. This certification and release process in the EU can cause delays in supplying clinical trial materials to clinical sites. Any delays or errors in our AR101 supply chain logistics could delay or adversely affect our clinical trials.

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

Suppliers

Our lead product candidate, AR101, contains peanut flour and pharmaceutical-grade ingredients. We source the peanut flour from GPC, a wholly-owned subsidiary of Archer Daniels Midland. We chose to use peanut flour from GPC as the basis for AR101 because its peanut flour has been used in most of the leading academic studies of peanut allergy OIT and because we believe that the widespread use of GPC peanut products in the United States may make their peanut flour representative of the type of peanut protein that patients are most likely to encounter in an accidental exposure. The other ingredients in AR101, such as diluents, glidants and lubricants, are sourced from established producers of pharmaceutical grade ingredients. In order to develop AR101 as an FDA-approvable biological product, we took the further step of characterizing the protein signature of GPC flour. Independent scientific research has identified numerous peanut proteins that are the allergens that cause allergic reactions to peanuts. Three of these proteins appear to be the most significant and representative of the levels of the other proteins. Our characterization of AR101 is based on measuring total protein amount and the relative concentrations of those three key proteins as well as their potencies in an antibody binding assay.

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

Intellectual Property

We have filed patent applications in the United States and international patent applications pursuant to the Patent Cooperation Treaty relating to the manufacture, formulation and stability of AR101 and certain of our other product candidates. Two patents, covering the formulation of and certain of our manufacturing methods for AR101, have been issued in the United States. There is no assurance that any additional patents will be issued from any of our pending patent applications. Even if patents do issue, there can be no assurance that the scope of the claims contained in the patents will be broad enough to provide protection from potentially competing products. If issued, our patents relating to AR101 are projected to expire in 2033 without taking into account any potential patent term extensions. Our patent applications seek protection relating to our formulations, methods of manufacture and improved methods for treating food allergies. We do not own or license, and do not anticipate that we will be able to obtain, a composition of matter patent over the active pharmaceutical ingredient in AR101 or for any other product candidates that are based on widely or readily available food products.

In addition to patents, we rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We protect our proprietary information, in part, using confidentiality agreements with our partners, collaborators, contract manufacturers, suppliers, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our partners and selected consultants. Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages.

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

Currently there are no approved medical therapies for the treatment of food allergies. We are aware that DBV Technologies S.A., or DBV, has an ongoing Phase 3 program for peanut allergy and is in development for other food allergies based on a patch technology that epicutaneously delivers food allergens to the patient with the goal of desensitizing the patient to the allergens. If AR101 and/or any future product candidate of ours is approved, they may face competition from DBV’s product candidates, if approved.

In addition, we may face competition from allergists who decide to provide OIT and other desensitization therapies to their patients using their own formulations of food allergens and treatment protocols rather than adopting our product candidates or we may face competition from companies that develop their own OIT products, other desensitization therapy products or products intended to prevent the onset of food allergies in infants or young children.

In the future, we may face competition from competitors seeking to use AR101 as a reference product while developing a biosimilar product candidate using the FDA’s abbreviated approval pathway for biosimilar products. The abbreviated regulatory pathway, created pursuant to the Biologics Price Competition and Innovation Act of 2009, or BPCIA, establishes legal authority for the FDA to review and approve biosimilar biologics. To be considered a biosimilar, a product candidate must be highly similar to the reference product notwithstanding minor differences in clinically inactive components. In addition, there can be no clinically meaningful differences between the product candidate and the reference product in terms of the safety, purity, and potency of the product. We believe that the relative concentrations of relevant proteins in the peanut flour we source pursuant to our exclusive contract with the GPC are significantly different from the concentrations of proteins found in other commercially available sources of peanut flour, and that a product candidate using different concentrations of such proteins or different proteins might not be considered “highly similar” to AR101 by the FDA. Such a product candidate would not be eligible for the biosimilar approval pathway. However, there can be no guarantee that the FDA would agree with this interpretation.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government payor programs (such as Medicare and Medicaid in the United States), managed care plans, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the studies required to obtain regulatory approvals. In the United States, decisions regarding the extent of coverage and amount of reimbursement to be provided for our products, if approved, will be made on a payor by payor basis. Each payor determines whether or not it will provide coverage for a drug, what amount it will pay for the drug, and on what tier of its formulary the drug will be placed. The drug’s formulary placement generally determines the out-of-pocket costs to a patient in order to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products and related services.

The cost of pharmaceuticals continues to generate substantial governmental, third-party payor and media interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and possible legislative proposals. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the drug candidates that we are developing and could adversely affect our net revenue and results.

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

Significant uncertainty also surrounds the reimbursement of allergists for administering the anticipated treatment regimen for AR101 and our other products candidates. In the United States, it is not certain whether the existing medical claim reimbursement codes used to compensate physicians for their time in administering a therapy will be adequate to compensate for a physician’s time in administering AR101 up-dosing visits. We may decide to support the creation of new codes and associated reimbursement rates to ensure that clinicians are adequately compensated; however, creation of new codes is a complicated and lengthy process, and we may not be successful in any such efforts. In addition, if a new code is supported by the American Medical Association, or the AMA, there is no guarantee that a third-party payor will provide reimbursement for such code as that decision is solely in the payor’s discretion and must be negotiated on a case by case basis between providers and payors. In markets outside of the United States, we will need to evaluate clinician compensation mechanisms in each market to determine whether there is appropriate payment of physicians for administration of the treatment regimens.

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

In March 2010, the Affordable Care Act was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers. The Affordable Care Act, among other things, established: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; revised the methodology by which rebates owed by manufacturers for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of certain injectable outpatient drugs, as well as prescriptions of individuals enrolled in Medicaid managed care organizations; and required manufacturers to offer 50% point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

We expect that the new Presidential Administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since its enactment, there have also been other judicial and Congressional challenges to certain aspects of the Affordable Care Act. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Affordable Care Act. In March 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, or the AHCA, which, if enacted, would amend or repeal significant portions of the Affordable Care Act. Among other changes, the AHCA, would repeal the annual fee on certain brand prescription drugs and biologics imposed on manufacturers and importers, eliminate penalties on individuals and employers that fail to maintain or provide minimum essential coverage and create refundable tax credits to assist individuals in buying health insurance. The AHCA would also make significant changes to Medicaid by, among other things, making Medicaid expansion optional for states, repealing the requirement that state Medicaid plans provide the same essential health benefits that are required by plans available on the exchanges, modifying federal funding, including implementing a per capita cap on federal payments to states, and changing certain eligibility requirements. While it is uncertain when or if the provisions in the AHCA will become law, or the extent to which any such changes may impact our business, it is clear that concrete steps are being taken to repeal and replace certain aspects of the Affordable Care Act.

Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In addition, third-party payors may revise the payment methodologies used to determine reimbursement amounts. This includes annual updates to payments to physicians for the procedures performed using our products, which could directly impact the demand for any of our product candidates that may be approved. By way of example, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula, and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. MACRA also introduced a quality payment program under which individual providers with Medicare billings of $30,000 or 100 patient visits per year will be subject to certain incentives or penalties based on new program quality standards. The quality payment program has two tracks, one known as the merit based incentive payment system for providers in the fee-for service Medicare program, and the advanced alternative payment model for providers in specific care models, such as accountable care organizations. Payment adjustments for the Medicare quality payment program will begin in 2019.

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

Overview of Biologics Regulation in the United States

In the United States, our product candidates are regulated by the FDA as biologics under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or PHSA, and regulations implemented by the FDA. Section 351(i)(1) of the PHSA defines a biological product (biologic) as a virus, therapeutic serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product, protein (except any chemically synthesized polypeptide), or analogous product applicable to the prevention, treatment, or cure of a disease or condition of human beings. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of pre-clinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practices, or GLP, regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is initiated;
•	performance of adequate and well-controlled clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•	preparation, and submission to the FDA, of a BLA after completion of clinical trials;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
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

Abbreviated Licensure Pathway of Biological Products as Biosimilar or Interchangeable

The Patient Protection and Affordable Care Act, or PPACA, signed into law on March 23, 2010, included the BPCIA, which amended the PHSA and established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. To date, only four biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposed new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of marketing expenditures and pricing information as well as gifts, compensation and other remuneration to physicians.

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

There are two types of MAs:

•

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210 days review period is reduced to 150 days.

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

Other regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of December 31, 2016, we had 69 full-time employees. Of these employees, 42 are engaged in research and development. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Annual Report on Form 10-K, including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, therapeutic approach and our lead product candidate, AR101, which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $80.8 million, and $35.8 million for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, our accumulated deficit was $134.2 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize AR101, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of AR101. As of December 31, 2016, we had capital resources consisting of cash, cash equivalents and investments of $282.5 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval for and prepare for the commercialization of AR101, and as we develop other product candidates.

These expenditures will include costs associated with conducting clinical trials, pursuing research and development activities and conducting non-clinical studies, obtaining regulatory approvals, manufacturing and supply, sales and marketing and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of AR101 or any other product candidates.

We believe that our existing capital resources will be sufficient to fund our current planned development plan for AR101 and North American and European regulatory submissions. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates including possible future revenue streams. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the time and cost necessary to complete our PALISADE trial and the related roll-over study, ARC004, as well as the time and costs associated with the other planned development activities for AR101 including the initiation and operation of RAMSES, ARTEMIS and ARC008;

•

the number, size and type of additional clinical trials or studies that we choose to initiate or the FDA or a foreign regulatory authority requires us to complete for AR101 prior to or following submission of our Biologics License Application, or BLA, or other marketing approval applications, as well as the cost and time of such trials and studies;

•	the time and cost necessary to supply clinical trial materials for our clinical trials and develop a commercial-scale manufacturing process for AR101;
•	the time and cost associated with clinical trials and pre-clinical development of other product candidates;

•	our ability to obtain regulatory approval for and subsequently commercialize AR101 or any other product candidates we develop;
•	sales and marketing costs associated with AR101, if approved, including the cost and timing of developing our sales and marketing capabilities;
•	the amount of sales and other revenue from AR101, if approved;
•	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
•	the time and cost associated with designing and implementing quality systems for our product candidates in the United States and Europe;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	our ability to attract, hire and retain qualified personnel; and
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

We currently have no products approved for sale. To date, we have invested substantially all of our efforts and financial resources in the research and development of our CODIT therapeutic approach and AR101, which is currently our only product candidate in clinical development. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval. Before seeking marketing approval from the FDA, or comparable foreign regulatory authorities, for the sale of AR101, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product in humans. We cannot be certain that AR101 will successfully demonstrate such properties in clinical trials and, even if it is successful, we may not receive regulatory approval for AR101, or we may receive approval in a limited patient population, or we may experience delays in receiving such regulatory approval. If we do not receive regulatory approval for AR101, we may not be able to continue our operations.

As a result, our prospects, including our ability to finance our operations and generate revenue, will depend largely on the successful development, regulatory approval and commercialization of AR101. We do not expect that such commercialization will occur for at least the next two years, if ever. The clinical and commercial success of AR101 will depend on a number of factors, many of which are out of our control, including the following:

•	the results from our ongoing and planned clinical trials, including PALISADE and related roll-over study, and the RAMSES and ARTEMIS trials;
•	the frequency and severity of adverse effects experienced by patients treated with AR101;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•

the ability of our third-party manufacturers to manufacture supplies of AR101, including their ability to provide adequate and timely supplies of our clinical trial materials and to develop, validate and maintain a commercial-scale manufacturing process that is compliant with current good manufacturing practices, or cGMP;

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

In addition, even though AR101 was granted Breakthrough Therapy designation by the FDA for oral immunotherapy of peanut allergic children and adolescents (ages 4 through 17), we may not experience a faster development, review or approval process compared to conventional FDA procedures. Generally, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy status allows us to hold additional meetings with the FDA during the development process and to receive advice from the FDA regarding development and approval for AR101. For example, we have held and we intend to continue to request discussions with the FDA on a number of topics for AR101, including the sufficiency of our clinical data for subjects over 17 years of age to support approval in certain adult subgroups.

The FDA and foreign regulatory authorities have substantial discretion in the approval process and we may be required to expend additional time and resources to obtain an approval, if any, and any approval we may seek may be delayed or prevented or limited to a narrower patient population than we originally target. Despite the time and expense exerted, failure can occur at any stage, and, even if we are able to obtain approval for AR101, such approval may be limited to a certain patient subgroup. Accordingly, we cannot assure our stockholders that we will ever be able to generate revenue through the sale of AR101 or become profitable as a result of such sales. If we are not able to successfully demonstrate the safety and efficacy of AR101 in humans in our clinical trials, obtain regulatory approval for AR101 for the indications we seek and successfully commercialize AR101, or if we are significantly delayed in doing so, our business will be materially harmed.

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

In addition, we do not know whether our planned or future clinical trials will need to be redesigned, enroll an adequate number of patients on time or be conducted on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure to:

•	obtain regulatory approval to commence a clinical trial;
•

reach agreement on acceptable terms with prospective contract research organizations, or CROs, clinical trial sites, and specialized clinical vendors, the terms of which can be subject to extensive negotiation and may vary significantly among CROs, clinical trial sites and vendors;

•	obtain institutional review board, or IRB, or foreign equivalent approval at each site;
•	recruit suitable patients to participate in a clinical trial, including, in particular, a sufficient number of adult patients to support approval in that patient population;
•	have patients complete a clinical trial or return for post-treatment follow-up;

•	ensure that clinical sites observe clinical trial protocols, operate in accordance with good clinical practice standards, or continue to participate in a clinical trial;
•	address any patient safety concerns that arise during the course of a clinical trial, particularly with respect to the double-blind, placebo-controlled food challenges;
•	address any conflicts with new or existing laws or regulations;
•	initiate or add a sufficient number of clinical trial sites;
•	demonstrate that the manufacturing process for AR101 is adequately controlled to ensure that all product produced meets required quality and regulatory standards;
•	manufacture sufficient quantities of product candidate for use in clinical trials; or
•	provide clinical trial materials to our clinical sites on a timely basis.

For example, subsequent to filing our Investigational New Drug application, or IND, for AR101, the FDA put the Phase 2 clinical trial on clinical hold in order to obtain additional information regarding our manufacturing process and to request certain changes to the design of the clinical trial. Specifically, the FDA requested information regarding the procedures used to ensure that the drug product was not contaminated, the procedures used to ensure the uniformity and consistency of the drug product, our acceptance procedures for the drug product and the placebo, and procedures to ensure correct dosing. In addition, the FDA requested changes to the clinical trial relating to the stopping rules for the trial, withdrawal criteria for the trial, exclusion criteria for patients, the appearance of the drug and the placebo, and the drug lots used in the trial. We provided the FDA with the information it requested and made agreed-upon changes to the clinical trial. However, complying with the FDA’s request resulted in an approximately two-month delay in initiation of the trial.

We rely on CROs, specialized clinical vendors, clinical trial sites and consultants to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance and, as a result, may be subject to unanticipated delays. We are conducting our clinical trials at leading academic allergy research centers in the United States and Europe, as well as at community allergy practices. The number and capacity of such sites is limited and our ability to access the sites may be affected by the number and size of other trials occurring at the same time, including trials sponsored by our competitors. If adequate capacity at these sites is not available, the initiation and pace of our clinical trials may be adversely affected.

Conducting clinical trials in foreign countries, as we are doing for our PALISADE trial and will do for ARTEMIS, presents additional risks that may delay completion of our clinical trials. These risks include a foreign regulatory authority imposing additional requirements prior to the commencement of clinical trials in a foreign country, the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks relevant to such foreign countries. For example, clinical trial materials in the European Union must be certified and released by a designated qualified person, which can delay the release of clinical trial materials to clinical sites in the European Union. In addition, the FDA may determine that our clinical trial results obtained in foreign subjects are not representative of the U.S. patient population and are thus not supportive of a BLA approval in the United States.

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

In addition, certain sub-groups of patients may be more difficult to recruit than others. For example, prior to PALISADE, we enrolled only one patient above the age of 17, and we believe the adult patient population is more difficult to recruit than younger patients. While the primary endpoint of PALISADE will be conducted only in patients ages 4 -17, we intend to evaluate AR101 in older patients in PALISADE; however, the number of patients we have enrolled above 17 years of age is significantly less than the 4 -17 age group. If the FDA concludes that additional safety and efficacy data is required for the adult patient subgroup or any other age-based subgroup, any approval that we may obtain will not include an indication for patients of such subgroup. If we are not able to recruit patients to participate in our clinical trials in a timely manner, our business and results of operations could be adversely affected.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such studies are being conducted, by an independent Safety Review Board for such clinical trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, failure to pass inspections of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the product, changes in governmental regulations or administrative actions, issues with the quality of or the manufacturing process used to produce our clinical trial materials or lack of adequate funding to continue the clinical trial. For example, the protocols for certain of our clinical trials require that patients participate in food challenges where they receive increasing amounts of the food to which they are allergic. In our clinical trials, participation in these food challenges has resulted in allergic reactions severe enough to require treatment with epinephrine. It is possible that patients could have allergic reactions severe enough to require hospitalization or even cause death. In such an event, we could be required to suspend or terminate our clinical trials.

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

In certain of our clinical trials, we utilize an oral food challenge procedure designed to trigger an allergic reaction, which could be severe or life threatening.

In accordance with our food allergy clinical trial protocols, in certain clinical trials we utilize a double-blind, placebo-controlled food challenge procedure. This consists of giving the offending food protein to patients in order to assess the sensitivity of their food allergy, and thus to assess the safety and efficacy of our product candidates versus placebo. The food challenge protocol is meant to induce objective symptoms of an allergic reaction. These oral food challenge procedures can potentially trigger anaphylaxis, a potentially life-threatening systemic allergic reaction. Even though these procedures are well-controlled, standardized, and performed in highly specialized centers with or near intensive care units, there are inherent risks in conducting a clinical trial of this nature. Such risks may dissuade patients or parents of patients from electing to participate in our clinical trials. In addition, an uncontrolled allergic reaction could potentially lead to a serious or even fatal reaction and any such serious clinical event could potentially adversely affect our clinical development timelines, including a complete clinical hold on our food allergy clinical trials. For instance, we are aware of one clinical trial for a peanut allergy treatment that was terminated by its safety monitoring committee because of severe adverse events arising from the administration of food challenges. We may also become liable to subjects who participate in our clinical trials and experience any such serious or fatal reactions. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition, prospects, and stock price.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval to market AR101 for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA that AR101 is safe, pure, potent and effective for the proposed indication or meets similar standards set by foreign authorities;
•	the FDA or the applicable foreign regulatory authority may disagree with the interpretation of data from clinical trials;
•	our inability to demonstrate that the clinical and other benefits of AR101 outweigh any safety or other perceived risks;
•

the FDA or the applicable foreign regulatory authority may require additional nonclinical studies or clinical trials, including trials with additional patients in one or more subgroups or populations who have been administered AR101;

•	the CROs that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA or the applicable foreign regulatory authority may not approve or may disagree with the formulation, packaging, labeling and/or the specifications of AR101;
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

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of marketing approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•	our available capital resources or capital constraints we experience;
•	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators;
•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;
•	our receipt of approvals by the FDA and other regulatory authorities and the timing thereof;
•	other actions, decisions or rules issued by regulators;
•	our ability to access sufficient, reliable and affordable supplies of materials used in the manufacture of our product candidates;
•	our ability to manufacture and supply clinical trial materials to our clinical sites on a timely basis;
•	the efforts of our collaborators with respect to the commercialization of our products; and

•	the securing of, costs related to, and timing issues associated with, product manufacturing as well as sales and marketing activities.

If we fail to achieve announced milestones in the timeframes we expect, the commercialization of AR101 and any future product candidates may be delayed, and our business and results of operations may be harmed.

We rely exclusively on the Golden Peanut Company to provide the source material for AR101 and are exposed to a number of sole supplier risks.

The source material for AR101 is a specific type of peanut flour, which we purchase from GPC pursuant to a long-term exclusive commercial supply agreement. In order to develop AR101 as an FDA-approvable biological product we were required to characterize the protein signature of the flour. We believe the flour produced by GPC has a distinct protein signature that is significantly different from the protein signatures of other commercially available peanut flours and, as a result, it is unlikely that we could use any other peanut flours as the source material for AR101. If GPC became unwilling or unable to supply us with peanut flour, our business and operating results would be materially adversely affected.

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

Our agreement with GPC restricts it from selling peanut flour of the type (or equivalent to the type) we use to any third party in the United States, Canada, Mexico, the European Union or Japan for use in oral immunotherapy, or OIT, for peanut allergy. The agreement remains in effect until five years after the first delivery to us of peanut flour for commercial use and includes an option for us to extend the term for an additional five years. GPC, however, may terminate the agreement upon 60 days’ written notice if we fail to meet our minimum annual purchase commitment and fail to pay an amount equal to GPC’s standard price for the unpurchased quantity within the notice period. GPC may also terminate the agreement if we fail to cure a material breach within 30 days of receiving notice of such breach from GPC or if we fail to perform our obligations under the agreement for a continuous period of 90 days due to a force majeure event or an insolvency or bankruptcy-related events. If GPC were to make sales despite the restrictions set forth in the agreement, or terminate the agreement as a result of any of the foregoing or if we were to otherwise lose exclusivity, we could face additional competition from pharmaceutical and biotechnology companies, with considerably more resources and experience than we have, that are researching and selling products designed to treat food allergies or allergies in general.

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

We rely on third parties to manufacture our clinical trial materials and intend to rely on third parties to manufacture our commercial drug supply of AR101 and to manufacture nonclinical, clinical and commercial supplies of any future product candidate.

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

We have completed construction of a manufacturing facility in a leased building in Clearwater, Florida, at the site of our primary contract manufacturer; however, we do not directly control the manufacturing operations of our contract manufacturers, and we are completely dependent on them for operating that facility and for compliance with cGMP for manufacture of our products and product candidates. If the contract manufacturer operating that facility or our other contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Further, we rely on separate contract manufacturers to provide packaging services for AR101. We are transitioning from bottles to blister packs as the final packaging configuration for our ongoing and upcoming clinical trials and potential commercial launch of AR101. This transition requires that we implement new manufacturing operations and perform stability testing of AR101 in the blister pack configuration. Any complications with these new operations or the stability testing in the new blister pack configuration could extend the timelines for our planned clinical trials, which would delay the timing of our regulatory filings for AR101.

We intend to rely on a single manufacturer for the production of the drug product used in AR101 and a single contract manufacturer for the commercial packaging of AR101. As a result, we are exposed to risks applicable to our contract manufacturers’ business, including their financial, leadership and operational risks. If one of these manufacturers encountered financial difficulties and was unable to continue operating or was acquired by a third party and changed strategic direction, our ability to obtain supplies of AR101 or future product candidates could be materially adversely affected.

We have not yet entered into an agreement with any third-party manufacturers to produce commercial quantities of drug product used in AR101 or the packaging of AR101, and any failure to reach such an agreement and commence the development process for AR101 in a timely manner would delay commercialization of AR101.

We intend to rely on third-party manufacturers to develop a commercial-scale manufacturing process for AR101. While we have identified potential manufacturing partners for the commercial supply of drug product used in AR101 and the packaging of AR101, we have not yet entered into agreements with respect to either supply. Aspects of our manufacturing process for AR101 are complex and our existing manufacturing process will need to be scaled up to meet our anticipated commercial requirements. If we and our third-party manufacturers are not able to develop successfully a commercial manufacturing process or do so in a timely manner, we will not be able to initiate commercialization of AR101 within our estimated timeline, if at all. We anticipate that we will initially be dependent on a single contract manufacturer for the production of the drug product used in AR101 and a single contract manufacturer for the packaging of AR101 and that during such time, our commercialization efforts will be substantially dependent on such contract manufacturers’ ability to scale up the manufacturing process for AR101. In addition, we will need to make a substantial investment in property and equipment in order to support the commercial production of AR101. Any delay in making that investment and acquiring the necessary infrastructure could delay commercial production of AR101.

Suppling our ongoing clinical trials and planned clinical trials is a complex operation.

Supplying appropriate clinical trial materials for our ongoing and planned clinical trials on a timely basis is a complex operation. There are multiple doses in the up-dosing phase of our AR101 clinical trials. In addition, each subject can proceed through the up-dosing phase at a different rate depending on how the subject responds to each new dose. For example, a subject can move up to the next dose, remain on the current dose or move down to the prior lower dose during the up-dosing phase of our trials. We believe that this dosing flexibility improves outcomes for clinical trial subjects. But this dosing flexibility also increases the complexity of supplying the appropriate doses to each clinical site on a timely basis. We expect that the logistics complexity for our clinical trial materials will increase in 2017 as we initiate several new clinical trials of AR101. In addition, we conduct clinical trials in Europe. EU regulations require that each lot of clinical trial material be certified and released by a designated qualified person. This certification and release process in the EU can cause delays in supplying clinical trial materials to clinical sites. Any delays or errors in our AR101 supply chain logistics could delay or adversely affect our clinical trials.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize AR101 or any future product candidates.

We do not have the ability to conduct clinical trials independently. We rely and plan to continue to rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, specialized clinical vendors and consultants to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these studies and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our clinical trials, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities.

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

Furthermore, market acceptance of AR101 or any future product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy of the product as demonstrated in clinical trials;
•	the frequency and severity of any adverse effects and overall safety profile of the product;
•	the clinical indication for which the product is approved including any limitations on the patient population for which it is indicated;
•	acceptance by clinicians and patients of the product as a safe and effective treatment and their perceptions of the benefit of the product;
•	the evaluation of our products by governmental health technology assessment organizations;
•	the relative convenience and ease of administration of our products, including patients’ acceptance of the need to take our product candidates mixed with food;
•	patient and parent acceptance of our product’s formulation and packaging;
•	the willingness of patients to comply with a treatment regimen that requires daily administration of our product candidates on a chronic basis;
•	the potential and perceived advantages of our product candidates over current treatment options or alternative treatments, including future alternative treatments;
•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of clinicians and patients;
•	the availability of products and their ability to meet market demand, including a reliable supply for long-term daily treatment;
•	the strength of our marketing and distribution organizations;
•	the quality of our relationships with patient advocacy groups; sufficient third-party coverage or reimbursement for our product candidates; and
•	sufficient third-party payments to clinicians for the procedures necessary to administer product candidates.

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

Significant uncertainty exists as to the coverage and reimbursement status of any drug candidates for which we obtain regulatory approval. Our ability to commercialize any products successfully in the United States will depend in part on the extent to which adequate coverage and reimbursement for these products becomes available from third-party payors, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers. Third-party payors are generally able to affect the utilization of drugs by a variety of mechanisms, including deciding which medications they will cover, determining the amount they will pay for a product, establishing which formulary tier to place the drug on that may result in, among other things, greater out-of-pocket costs to patients, and creating pre-authorization procedures. A primary trend in the U.S. healthcare industry is cost containment. Coverage, reimbursement, out-of-pocket costs to patients, and pre-authorization requirements may impact the demand for any product for which we obtain marketing approval. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

There may be significant delays in obtaining coverage and reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. In the United States, private third-party payors often rely upon Medicare coverage and reimbursement policies and payment limitations in setting their own coverage and reimbursement policies. Our inability to promptly obtain adequate coverage, reimbursement and profitable payment rates from both government funded and private payors for new products that we develop could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

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

In the past, under the Medicare program, physician payments were updated on an annual basis according to a statutory formula. When the application of the statutory formula for the update factor would have resulted in a decrease in total physician payments, Congress would intervene with interim legislation to prevent the reductions. In April 2015, however, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, was signed into law, which repealed and replaced the statutory formula for Medicare payment adjustments to physicians. MACRA provided a permanent end to the annual interim legislative updates that had previously been necessary to delay or prevent significant reductions to payments under the Medicare Physician Fee Schedule. MACRA provided for a 0.5% update from July 1, 2015 through December 31, 2015, and for each calendar year through 2019, after which there will be a 0% annual update each year through 2025. In addition, MACRA required the establishment of the Merit-Based Incentive Payment System, or MIPS, beginning in 2019, under which physicians may receive performance based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities and meaningful use of electronic health records. MACRA also required the Centers for Medicare & Medicaid Services, or CMS, beginning in 2019, to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations, that emphasize quality and value over the traditional volume-based fee-for-service model. It is unclear what impact, if any, MACRA will have on our business and operating results, but any resulting decrease in payment may result in reduced demand for our product candidates or additional pricing pressures.

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

As of December 31, 2016, we had 69 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize AR101 or any future product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of AR101, an important element of our strategy is to expand our product portfolio by identifying, developing and commercializing additional therapies including therapies using our CODIT therapeutic approach. A key component of our CODIT approach is utilizing defined dosages of well-characterized food proteins in order to allow for gradual updosing. This requires manufacturing stable and standardized drug product, which, for naturally occurring food based drug products, can be complex and difficult especially in low doses. Other than AR101, none of our product candidates have been tested in human clinical trials and many of our potential product candidates are still in the discovery stage. In addition, while we intend to evaluate third-party product candidates and technologies for the treatment of food allergies, we currently have no plans to acquire or in-license any specific product candidate. Our efforts to develop, acquire or in-license product candidates may be unsuccessful for many reasons, including:

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

•	we may have difficulties finding contract manufacturers willing to manufacture our product candidates, which include food allergens;
•	a product candidate may not be capable of being produced in clinical or commercial quantities at an acceptable cost, or at all; and
•	a product candidate may not be accepted as safe and effective by clinicians, patients, patient advocacy groups, healthcare payors or the general medical community.

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

Changes in tax law and other developments resulting from the new presidential administration in the United States may have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. Potential tax reforms in the United States may result in significant changes to current U.S. tax rules and regulations. These potential changes may trigger an adverse effect on our business, financial conditions and results of operations.

Although we are unable to predict what, if any, changes in tax law will occur, the 2016 U.S. presidential election introduced a great deal of uncertainty regarding current tax and trade policies, tariffs and government regulations, which if altered could have the potential to create a significant adverse effect on trade between the U.S. and other countries. Overall, changes in international trade relations and changes to U.S. tax or other laws (including new or changes in regulations promulgated by the U.S. Internal Revenue Service and the U.S. Department of the Treasury), such as the imposition of or increase in tariffs or other trade barriers, could materially and adversely impact our effective tax rate, increase our costs and reduce the competitiveness of our products.

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

We have ongoing business in the United Kingdom and the European Union, including employees in the United Kingdom. Further, our ongoing PALISADE phase 3 clinical trial for AR101 includes clinical sites in the United Kingdom and other European Union member nations and we intend to conduct our ARTEMIS study solely in Europe. Any application for Marketing Authorization, or MA, for AR101 or any other product candidate that we may file in the future must be filed by an entity located in a European Union member nation. The lack of clarity about future United Kingdom laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, includes regulations related to clinical trials, marketing authorization for drug products, intellectual property rights and employment and labor matters. A lack of clarity in these areas, which are central to the development of our product candidates in the United Kingdom and the European Union and our ongoing business activities in the United Kingdom, may cause operational and strategic uncertainty for us as we consider the timing of and requirements for approval in the United Kingdom for AR101 and the effect of a potential withdrawal on our employees located in the United Kingdom.

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

In addition to the development of AR101, we are pursuing development of our other early-stage development programs. Our current early-stage development programs are still in the pre-clinical formulation phase and may not result in product candidates we can advance to the clinical development phase. None of our other potential product candidates have commenced clinical trials, and there are a number of FDA and foreign regulatory requirements that we must satisfy before we can commence these clinical trials. Satisfaction of these requirements will entail substantial time, effort and financial resources, and we may never satisfy these requirements. We have and expect to continue to conduct activities to support filing of an IND for a product candidate for the treatment of egg allergy. We have also initiated pre-clinical development of a product candidate for the treatment of tree nut allergy. Any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of AR101 product candidates, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. Even if we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or the foreign regulatory authorities.

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

In order to market any product in the European Economic Area, or EEA (which is composed of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a MA. Before granting the MA, the European Medicines Agency or the competent authorities of the Member States of the EEA make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

•

state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts; and

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

Further, regulations may change, and any additional regulation could prevent, limit or delay regulatory approval of our product candidates, which could harm our business. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of biologics and spur innovation, but its ultimate implementation remains unclear. We could also be subject to new international, federal, state or local regulations that could affect our R&D programs and harm our business in unforeseen ways. If this happens, we may have to incur significant costs to comply with such laws and regulations, which will harm our results of operations.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, President Trump ordered a hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions. Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations; however, it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

We expect that the new Presidential Administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since its enactment, there have also been other judicial and Congressional challenges to certain aspects of the Affordable Care Act. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Affordable Care Act. In March 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, or the AHCA, which, if enacted, would amend or repeal significant portions of the Affordable Care Act. Among other changes, the AHCA, would repeal the annual fee on certain brand prescription drugs and biologics imposed on manufacturers and importers, eliminate penalties on individuals and employers that fail to maintain or provide minimum essential coverage and create refundable tax credits to assist individuals in buying health insurance. The AHCA would also make significant changes to Medicaid by, among other things, making Medicaid expansion optional for states, repealing the requirement that state Medicaid plans provide the same essential health benefits that are required by plans available on the exchanges, modifying federal funding, including implementing a per capita cap on federal payments to states, and changing certain eligibility requirements. While it is uncertain when or if the provisions in the AHCA will become law, or the extent to which any such changes may impact our business, it is clear that concrete steps are being taken to repeal and replace certain aspects of the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action, as well as the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies.

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain adequate coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.

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

The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. Though we currently own two issued patents in the United States covering certain of our manufacturing methods and the formulation for AR101, we do not anticipate that we will be able to obtain a composition of matter patent over the active pharmaceutical ingredient in AR101 or for any other product candidates that are based on widely or readily available food products. We have filed additional patent applications that relate to the manufacture, formulation, stability and other aspects of AR101 and certain of our other product candidates. We cannot assure our stockholders that these applications will result in any additional issued patents in the U.S. or foreign countries. Even if any such additional patents issue, we cannot assure our stockholders that they or any other patents we obtain will include any claims with a scope sufficient to protect AR101 or any other future product candidate or otherwise provide us with meaningful protection or competitive advantage.

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

The trading price of our common stock has been highly volatile and could be subject to wide fluctuations in response to various factors, including the following:

•	results of, or delays in, our clinical trials;
•	delays in our product development timelines;
•

the number, size and type of additional clinical trials or studies that we choose to conduct or the FDA requires us to complete for AR101 prior to or following submission of our BLA and the cost and time of such trials and studies;

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

As of December 31, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 65% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards to offset its post-change taxable income may be limited. Limitations may also apply to the utilization of other pre-change tax attributes as a result of an ownership change. As of December 31, 2016, we had generated NOL carryforwards for federal income tax purposes of $81.0 million and for state income tax purposes of $12.0 million. These federal and state NOL carryforwards will begin to expire in 2031, if not utilized. As described above, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we have experienced an ownership change under Section 382 of the Code. Following the issuance of the Series B convertible preferred stock in January and February 2015, we performed a preliminary Section 382 analysis and believe that we experienced multiple ownership changes under Section 382 of the Code prior to June 30, 2015 and, as a result, such federal and state NOL carryforwards and our tax credits are subject to limitation. In addition, we may have experienced ownership changes in connection with our IPO or the equity investment by Nestle Health Science in November 2016, and may experience ownership changes as a result of future changes in our stock ownership, some of which changes may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset post-change taxable income may be subject to limitations. For these reasons, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In March 2015, we entered into a lease for our corporate headquarters in Brisbane, California for 11,665 square feet of office space. Upon the commencement of the new lease in May 2015, we ceased use of our previous corporate headquarters. In August 2015, we entered into an amendment to the Brisbane, California lease. Pursuant to the amendment, we leased an additional 26,355 square feet of office space. The term for the new space is 72 months from the delivery of the premises to us, which took place December 2015. In addition, the term of the existing office space has been extended so that it is coterminous with the new space. In addition, we lease approximately 20,000 square feet of manufacturing space in Clearwater, Florida pursuant to a lease that expires in 2025. We believe that our existing facilities and other available properties will be sufficient for our needs for the foreseeable future.

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

	2016
	High	Low
First quarter	$19.00	$12.43
Second quarter	15.88	10.57
Third quarter	17.23	9.77
Fourth quarter	27.31	14.48

	2015
	High	Low
Third quarter (beginning August 6, 2015)	$28.33	$17.50
Fourth quarter	22.94	14.77

Holders of Record

On March 10, 2017, there were approximately 21 stockholders of record of our common stock and the closing price of our common stock was $22.19 per share as reported by The NASDAQ Global Select Market. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the Securities Purchase Agreement we entered into with Nestle Health Science US Holdings, Inc. in November 2016, contractually prevents us from using any of the proceeds from the sale and issuance of the shares of our common stock as a cash dividend or distribution until the second anniversary of the closing date. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Sales of Unregistered Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

Shares of our common stock began trading on The NASDAQ Global Select Market on August 5, 2015. The shares were registered under the Securities Act, as amended, pursuant to our registration statement on Form S-1 (Registration No. 333-205501) relating to our IPO of common stock, which became effective on August 5, 2015.

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated August 5, 2015, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act, as amended.

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

	Year Ended December 31,
	2016	2015	2014	2013
	(In thousands)
Operating expenses
Research and development	$54,642	$19,816	$8,181	$3,495
General and administrative	26,885	16,181	2,951	1,263
Total operating expenses	81,527	35,997	11,132	4,758
Loss from operations	(81,527)	(35,997)	(11,132)	(4,758)
Interest income, net	703	181	12	(67)
Net Loss	$(80,824)	$(35,816)	$(11,120)	$(4,825)
Net loss per common share, basic and diluted	$(1.89)	$(1.88)	$(3.80)	$(1.65)
Weighted average shares used in computing net loss per share, basic and diluted	42,751	19,041	2,929	2,927

	Year Ended December 31,
	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$124,010	$76,677	$2,269	$11,951
Working capital	240,230	192,359	571	11,552
Total assets	298,789	212,361	2,531	12,156
Accumulated deficit	(134,157)	(53,333)	(17,517)	(6,397)
Total stockholders' equity	285,972	206,251	671	11,637

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report of on Form 10-K titled “Risk Factors.” Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates, for the treatment of peanut and other food allergies. It is estimated that over 30 million people in the United States and Europe have a food allergy, with peanut allergy being the most prevalent and most commonly associated with severe outcomes and life-threatening events. There are currently no approved medical therapies to cure food allergies or prevent their symptoms. Patients with food allergies are typically counseled to practice strict dietary avoidance. When accidental exposure to food allergens invokes a serious allergic reaction, rescue therapies, such as antihistamines or injectable epinephrine, are the only recourse available. Our therapeutic approach, which we refer to as Characterized Oral Desensitization ImmunoTherapy, or CODITTM, is designed to desensitize patients to food allergens and thereby reduce the risk of having an allergic reaction upon accidental exposure, or reduce symptom severity should an allergic reaction occur. CODIT is intended to reduce meaningfully the burden and anxiety experienced by food-allergic patients and their families.

Our lead CODIT product candidate, AR101, is an investigational biologic for the treatment of patients with peanut allergy, which affects approximately three million patients in the United States and three million patients in Europe. AR101 has received Fast Track and Breakthrough Therapy Designations for the treatment of patients 4-17 years from the United States Food and Drug Administration, or FDA. Our initial target patient population is in children and adolescents in the 4-17 age group, which we estimate will reach approximately 1.6 million patients in the United States alone by 2018. We have completed a double-blind placebo-controlled Phase 2 trial of AR101 in 55 patients ages 4-21 years, have analyzed longer-term safety and efficacy data from our ongoing open-label Phase 2 trial and have received feedback from regulatory authorities, including the FDA and the European Medicines Agency, or EMA, providing guidance on our Phase 3 program. In late 2015, we initiated a Phase 3 registration trial of AR101 in the United States, Canada and Europe, which we refer to as the PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults) trial. We completed global enrollment of 554 patients ages 4-49 in November 2016 and anticipate completing the PALISADE trial around year-end 2017. We have begun to enroll eligible patients who have completed PALISADE into a related open-label Phase 3 roll-over trial, which we refer to as the ARC004 trial. We expect to begin enrolling a real-world experience trial of AR101 in the United States and Canada in patients ages 4-17 in the second quarter of 2017, which we refer to as the RAMSES (Real-World AR101 Market-Supporting Experience Study in Peanut Allergic Children Ages 4-17 Years) trial. In addition, we expect to initiate a European trial in the middle of 2017 designed with a higher efficacy bar in the same age group, which we refer to as the ARTEMIS (AR101 Trial in Europe Measuring oral Immunotherapy Success) trial. Based on discussions with the FDA in the beginning of 2017, we anticipate that the safety database for a Biologics License Application, or BLA, will need to include data from at least 600 patients ages 4-17 treated with AR101 at the target maintenance dose of 300 mg per day. We expect to meet this requirement with patients from the PALISADE, ARC004 and RAMSES trials. In Europe, we expect that data from the PALISADE, ARC004 and ARTEMIS trials will form the basis for a Marketing Authorization Application, or MAA, filing with the European Medicines Agency, or EMA. We expect to have topline data from our PALISADE trial around year-end 2017 and intend to file a BLA in the United States and an MAA in the European Union in late 2018.

We maintain worldwide commercial rights to all of our product candidates, including AR101 and, if approved, currently intend to commercialize in the United States and Europe with our own specialty sales force calling on allergists in the United States and allergy-focused clinicians in major European markets.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our lead CODIT product candidate, AR101. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred net losses of $80.8 million, $35.8 million, and $11.1 million for the years ended December 31, 2106, 2015, and 2014, respectively. As of December 31, 2016 our accumulated deficit was $134.2 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize AR101, and as we develop other product candidates.

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

We currently utilize contract manufacturers for all of our manufacturing activities. In June 2015, we entered into a lease for a manufacturing facility in Clearwater, Florida. We anticipate that this manufacturing facility will be operational by the end of 2017. We plan to continue to rely on the contract manufacturer that is located at the same site to manage the operations of this new manufacturing facility. Additionally, we currently utilized specialized clinical vendors, clinical trial sites, consultants, and clinical research organizations, or CROs, to ensure the proper and timely conduct of our clinical trials, and we do not yet have a sales organization. We expect to significantly increase our investment in costs relating to our manufacturing process and sales organization as we prepare for the filing of a BLA with the FDA and a MAA with the EMA and prepare for a possible commercial launch of AR101.

Recent Developments

Equity Investment and Strategic Collaboration

On November 3, 2016, we entered into a securities purchase agreement (the “Purchase Agreement”) with Nestle Health Science US Holdings, Inc. (“Nestle Health Science”), pursuant to which we issued and sold 7,552,084 shares (“the Shares”) of our common stock, par value $0.0001 to Nestle Health Science in a private placement at a price of $19.20 per share or aggregate cash purchase price of $145.0 million. The Shares represented 15.1% of our outstanding common stock after giving effect to the issuance of the shares upon closing. In connection with the closing of the sale and issuance of the Shares on November 23, 2016, we entered into a Registration Rights Agreement, and Standstill Agreement with Nestle Health Science.

In connection with the Purchase Agreement, on November 3, 2016, we entered into a Strategic Collaboration Agreement (the “Strategic Collaboration Agreement”) with Nestec, Ltd., a limited company organized and existing under the laws of Switzerland (“Nestec”). Nestec and Nestle Health Science are affiliates of Swiss food and wellness company, Nestlé S.A. Pursuant to the Strategic Collaboration Agreement, we and Nestec (through itself and one or more affiliated entities) agreed to collaborate with one another in connection with the development of our products, including by (i) sharing information relating to our activities directed towards the development of our products for the treatment of allergies to one or more particular types of food (the “Development Programs”) and (ii) providing us access to Nestec’s scientific, clinical, regulatory and commercial expertise relevant to such Development Programs. The Strategic Collaboration Agreement became effective upon the closing of the equity investment. We evaluated the Equity Purchase Agreement and Strategic Collaboration Agreement and determined that the equity purchase by Nestle Health Science was at fair value, and therefore, we accounted for the equity component under the Equity Purchase Agreement separately from the Strategic Collaboration Agreement. The collaboration is not deemed to be a revenue generating transaction and no accounting was required.

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

Accrued Research and Development Costs

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

We recorded stock-based compensation expense of $12.6 million, $6.2 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Prior to our IPO, the fair value of our shares of common stock underlying the stock options was the responsibility of and determined by our Board of Directors, or the Board. Because there was no public market for our common stock, the Board determined the fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors, including independent third-party valuations of our common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of our capital stock, and general and industry specific economic outlook, amongst other factors. Following our IPO, the market traded price of the shares of common stock underlying the stock options is the closing price of our stock as reported on The NASDAQ Global Select Market on the grant date.

In determining the fair value of the stock-based awards used to calculate stock-based compensation expense, we use the Black-Scholes option-pricing model and assumptions discussed below. Some of these inputs are subjective and require judgment to determine.

•

Expected Term. The expected term of stock options represents the weighted average period the stock options are expected to be outstanding. We have opted to use the simplified method for estimating the expected term as provided by the Securities and Exchange Commission Staff Accounting Bulletin, or SAB, 110 as our options grants are considered “plain vanilla”. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options. We plan to continue to use the simplified method under SAB 110 until we have sufficient exercise history as a publicly traded company.

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

•

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

•

Expected Dividend Yield. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero for all years presented.

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average grant date fair value of stock options granted were as follows:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	74.46%	74.14%	79.62%
Risk-free interest rate	1.71%	1.73%	1.51%
Expected dividend yield	—	—	—
Expected term (in years)	6.03	5.99	4.65
Weighted average grant date fair value	$10.53	$6.11	$0.09

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

As of December 31, 2016, we had $27.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 2.72 years. For stock option awards subject to ratable vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award. In future periods, our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.

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

As of December 31, 2016, we had generated net operating loss, or NOL, carryforwards for federal income tax purposes of $81.0 million and for California income tax purposes of $12.0 million. These federal and state NOL carryforwards will begin to expire in 2031, if not utilized. Our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we have experienced an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Following issuance of the Series B convertible preferred stock in January and February 2015, we performed a preliminary Section 382 analysis and believe that we experienced multiple ownership changes prior to June 30, 2015, and, as a result, such federal and state NOL carryforwards and our tax credits are subject to limitation. We have not performed a Section 382 analysis to evaluate whether or not we experienced an ownership change as a result of either our August 2015 IPO or the November 2016 equity investment by Nestle Health Science.

We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to deferred tax assets offset by a change to valuation allowance in the period in which new information is available.

Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230), which establishes that the statement of cash flows will show the changes in cash, cash equivalents and amounts generally described as restricted cash. As a result, entities will no longer have to determine how to classify transfers to and from restricted cash within the statement of cash flows. An entity will be required to reconcile the total cash, cash equivalents and amounts generally described as restricted cash on the statement of cash flows to the amounts in the balance sheet, and disclose the nature of any restrictions on its cash, cash equivalents or amounts generally described as restricted cash. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2017, and early adoption is permitted. We have not yet adopted ASU 2016-18, but we do not expect the standard to have a material impact on our financial statements and related disclosures.

In October 2016, the FASB, issued ASU, 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other Than Inventory, which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We currently anticipate adopting the new standard effective January 1, 2018, and do not expect the standard to have a material impact on our financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 will require adoption on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-15 will have on our financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 modifies the other-than-temporary impairment model for available-for-sale debt securities and requires an estimate of expected credit losses when the fair value is below the amortized cost of the asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-13 will have on our financial statements and related disclosures.

In March 2016, the FASB, issued ASU 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. We do not expect the adoption of this new standard to have a material impact on our financial statements and related disclosures.

In February 2016, the FASB, issued ASU, No. 2016-02, Leases (Topic 842), which requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the impact the adoption of this new standard will have on our financial statements and related disclosures; however, since we are lessee to certain leases for property whose terms exceed twelve months, we expect to report assets and liabilities related to these leases on our financial statements that have not been previously reported, once we adopt ASU 2016-02.

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

Results of Operations

Comparison of the years ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$54,642	$19,816	$34,826	176%
General and administrative	26,885	16,181	10,704	66%
Total operating expenses	81,527	35,997	45,530	126%
Loss from operations	(81,527)	(35,997)	(45,530)	126%
Interest income, net	703	181	522	288%
Net loss	$(80,824)	$(35,816)	$(45,008)	126%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(In thousands)
External clinical-related expenses	$37,133	$12,096	$25,037	207%
Employee-related costs	10,342	4,394	5,948	135%
Stock-based compensation expense	4,838	2,522	2,316	92%
Facilities and other costs	2,329	804	1,525	190%
Total research and development	$54,642	$19,816	$34,826	176%

Research and development expenses increased by $34.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to increased external clinical-related expenses, employee-related costs, stock-based compensation expense and facilities and other costs. External clinical-related costs increased primarily due to activities related to enrolling patients in and conducting PALISADE, which was initiated in late 2015, and contract manufacturing costs of AR101 for clinical trials. Employee-related costs increased primarily due to increased headcount to support continued development of AR101. Stock-based compensation expense increased primarily due to increased headcount, higher valuation of stock options granted and expense related to the acceleration of vesting of certain former executives’ stock options. Facilities and other costs increased primarily due to increased rent expense from our new facility leases and other allocable costs due to increased headcount.

We expect research and development expenses to continue to increase as PALISADE continues and patients move into ARC004, the open-label follow-on study to PALISADE, we initiate and enroll new AR101 studies, RAMSES and ARTEMIS, and develop additional CODIT product candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(In thousands)
Employee-related costs	$8,406	$3,901	$4,505	115%
Stock-based compensation expense	7,803	3,635	4,168	115%
External professional services	8,542	6,567	1,975	30%
Facilities and other costs	2,134	2,078	56	3%
Total general and administrative	$26,885	$16,181	$10,704	66%

General and administrative expenses increased by $10.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to increased employee-related costs, stock-based compensation expense, and external professional services. Employee-related costs increased primarily due to increased headcount for additional administrative support associated with being a publicly traded company following our initial public offering, or IPO, in August 2015. Stock-based compensation expense increased primarily due to increased headcount, higher valuation of stock options granted, and the modification of certain former executives’ stock options. External professional services increased primarily due to consulting services, including for commercial planning and support for AR101.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure as a publicly traded company, including the hiring of additional personnel, and incur expenses related to commercial planning for AR101.

Interest Income, net

Interest income, net, increased by $0.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to higher average cash and investment balances during the period.

Comparison of the years ended December 31, 2015 and 2014

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$19,816	$8,181	$11,635	142%
General and administrative	16,181	2,951	13,230	448%
Total operating expenses	35,997	11,132	24,865	223%
Loss from operations	(35,997)	(11,132)	(24,865)	223%
Interest income, net	181	12	169	*
Net loss	$(35,816)	$(11,120)	$(24,696)	222%

*	Percentage not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(In thousands)
External clinical-related expenses	$12,096	$6,399	$5,697	89%
Employee-related costs	4,394	1,536	2,858	186%
Stock-based compensation expense	2,522	23	2,499	*
Facilities and other costs	804	223	581	261%
Total research and development	$19,816	$8,181	$11,635	142%

*	Percentage not meaningful

Research and development expenses increased by $11.6 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, which was primarily due to increases in external clinical-related expense, employee-related costs, and stock-based compensation expense. The increase in employee-related costs and stock-based compensation expense was primarily due to increased headcount to support continued AR101 development. External clinical-related expenses increased due to our Phase 2 clinical trial and the initiation of PALISADE, in 2015, and as a result of expenses associated with the continued development of AR101.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(In thousands)
Employee-related costs	$3,901	$1,662	$2,239	135%
Stock-based compensation expense	3,635	54	3,581	*
External professional services	6,567	786	5,781	735%
Facilities and other costs	2,078	449	1,629	363%
Total general and administrative	$16,181	$2,951	$13,230	448%

*	Percentage not meaningful

General and administrative expenses increased by $13.2 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, which was primarily due to increases in employee-related costs, stock-based compensation expense, external professional services and facility and other costs. The increases in employee-related costs and stock-based compensation expense were primarily due to increased headcount for additional administrative and executive personnel to support being a public company. Stock-based compensation expense also increased due to a charge of $1.4 million related to the acceleration of certain former executives’ stock options. External professional services increased primarily due to higher costs incurred for financial consulting and market research to inform our commercial strategy and support growth. Facility and other costs increased primarily as a result of our new leases.

Interest Income, net

Interest income, net, increased by $0.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was due to higher cash, cash equivalents and investment balances resulting from the proceeds of our IPO in August 2015, and from the issuance of Series B convertible preferred stock in January and February 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had cash, cash equivalents and investments of $282.5 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through regulatory submissions for AR101.

In January and February 2015, we received net proceeds of $79.8 million from the sale of our Series B convertible preferred stock, of which $12.9 million was used to repurchase outstanding shares of our Series A convertible preferred stock.

In August 2015, we completed our IPO and issued 11,499,999 shares of our common stock, par value $0.0001 per share, including the exercise in full of the underwriter’s option to purchase additional shares, at an initial offering price to the public of $16.00 per share. We received net proceeds from the IPO of $168.1 million, after deducting underwriting discounts and commissions of $12.9 million and offering costs of $3.0 million. Prior to our IPO, our operations were financed primarily by net proceeds from the sale and issuance of convertible preferred stock.

In November 2016, we and Nestle Health Science entered into the Purchase Agreement, pursuant to which we issued and sold 7,552,084 shares of our common stock, par value $0.0001 per share, to Nestle Health Science for an aggregate cash purchase price of $145.0 million.

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

Our future funding requirements will depend on many factors, including the following:

•

the time and cost necessary to complete our PALISADE trial and the related roll-over study, ARC004, as well as the time and costs associated with the other planned development activities for AR101 including the initiation and operation of RAMSES, ARTEMIS and ARC008;

•

the number, size and type of additional clinical trials or studies that we choose to initiate or the FDA or a foreign regulatory authority requires us to complete for AR101 prior to or following submission of our Biologics License Application, or BLA, or other marketing approval applications, as well as the cost and time of such trials and studies;

•	the time and cost necessary to supply clinical trial materials for our clinical trials and develop a commercial-scale manufacturing process for AR101;
•	the time and cost associated with clinical trials and pre-clinical development of other product candidates;

•	our ability to obtain regulatory approval for and subsequently commercialize AR101 or any other product candidates we develop;
•	sales and marketing costs associated with AR101, if approved, including the cost and timing of developing our sales and marketing capabilities;
•	the amount of sales and other revenue from AR101, if approved;
•	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
•	the time and cost associated with designing and implementing quality systems for our product candidates in the United States and Europe;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	our ability to attract, hire and retain qualified personnel; and
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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for AR101 or any future product candidate;
•	our research and development activities; or
•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize AR101 or any future product candidate.

Cash Flows

Comparison of the years ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015	Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(56,614)	$(35,690)	$(20,924)
Investing activities	(43,896)	(125,229)	81,333
Financing activities	147,843	235,327	(87,484)
Net change in cash and cash equivalents	$47,333	$74,408	$(27,075)

Net Cash Used In Operating Activities

Net cash used in operating activities was $56.6 million for the year ended December 31, 2016, an increase of $20.9 million from $35.7 million for the year ended December 31, 2015. This increase was primarily due to higher net loss from operations resulting from increased research and development and general and administrative expenses.

Net Cash Used In Investing Activities

Cash used in investing activities was $43.9 million for the year ended December 31, 2016, a decrease of $81.3 million from $125.2 million for the year ended December 31, 2015. The decrease was primarily due to the maturities of various investments we had made after our IPO, which partially offset purchases of new investments in 2016, including those made in conjunction with the proceeds received in the NHSc US investment of $145.0 million. Additionally, we increased our investments in property and equipment for the manufacturing facility in Clearwater, Florida, and to a lesser extent, for office furniture and equipment purchases for our Brisbane, California corporate headquarters.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $147.8 million for the year ended December 31, 2016, a decrease of $87.5 million from $235.3 million for the year ended December 31, 2015. In 2015, we received aggregate net proceeds from the sale of Series B Preferred Stock and the sale of common stock in our IPO of $235.0 million. In 2016, we received net proceeds of $145.0 million from the issuance of our common stock as part of the equity investment by Nestle Health Science.

As of December 31, 2016, we had cash, cash equivalents and investments of $282.5 million, including the net proceeds we received from the issuance common stock from the Nestle Health Science equity investment of $145.0 million.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2016:

	Years
	Total	Less than 1	1–3	3–5	More than 5
	(In thousands)
Operating leases (1), (2)	$10,422	$2,183	$5,702	$1,846	$691
Capital lease	161	33	102	26	—
Other purchase commitments (4)	—	—	—	—	—
Total contractual obligations	$10,583	$2,216	$5,804	$1,872	$691

(1)	In June 2015, we signed a facility lease for a manufacturing facility in Clearwater, Florida. The lease calls for future aggregate lease payments of $1.7 million over a period of 10 years.

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

(3)	In December 2016, we entered into a capital lease for equipment related to the leased facility in Florida.
(4)

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2016, we had cash, cash equivalents and investments of $282.5 million, which consisted primarily of money market funds, agency securities, corporate securities, U.S. government securities and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. However, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of December 31, 2016, a hypothetical 100 basis point change in interest rates would result in a $1.0 million change in the fair market value of the portfolio. Any changes would only be realized if we sold the investments prior to maturity.

We had no outstanding debt as of December 31, 2016.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements, and the related notes thereto, of Aimmune Therapeutics, Inc. and the Report of the Company’s Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	78

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Aimmune Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Aimmune Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aimmune Therapeutics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

March 15, 2017

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$124,010	$76,677
Short-term investments	124,921	115,158
Prepaid expenses and other current assets	2,749	5,622
Total current assets	251,680	197,457
Long-term investments	33,602	7,992
Property and equipment, net	10,391	2,702
Prepaid expenses and other assets	3,116	4,210
Total assets	$298,789	$212,361
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,427	$1,863
Accrued liabilities	9,921	3,118
Other current liabilities	102	117
Total current liabilities	11,450	5,098
Other liabilities	1,367	1,012
Total liabilities	12,817	6,110
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share - 10,000 shares authorized at December 31, 2016 and 2015; 0 shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, par value $0.0001 per share—290,000 shares authorized as of December 31, 2016 and 2015; 50,204 and 42,239 shares issued and outstanding as of December 31, 2016 and 2015, respectively (including 200 and 599 shares subject to repurchase, legally issued and outstanding as of December 31, 2016 and 2015, respectively)	5	4
Additional paid-in capital	420,151	259,668
Accumulated other comprehensive loss	(27)	(88)
Accumulated deficit	(134,157)	(53,333)
Total stockholders’ equity	285,972	206,251
Total liabilities and stockholders’ equity	$298,789	$212,361

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Operating expenses
Research and development	$54,642	$19,816	$8,181
General and administrative	26,885	16,181	2,951
Total operating expenses	81,527	35,997	11,132
Loss from operations	(81,527)	(35,997)	(11,132)
Interest income, net	703	181	12
Loss before provision for income taxes	(80,824)	(35,816)	(11,120)
Provision for income taxes	—	—	—
Net loss	(80,824)	(35,816)	(11,120)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	61	(88)	—
Comprehensive loss	$(80,763)	$(35,904)	$(11,120)

Net loss per common share, basic and diluted	$(1.89)	$(1.88)	$(3.80)
Weighted average shares used in computing net loss per share, basic and diluted	42,751	19,041	2,929

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Series A		Series B					Accumulated
	Convertible		Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	deficit	Equity
Balance as of December 31, 2013	13,264	$16,928	—	$—	2,927	$—	$1,106	$—	$(6,397)	$11,637
Issuance of common stock upon exercise of vested options	—	—	—	—	1,325	—	77	—	—	77
Stock-based compensation	—	—	—	—	—	—	77	—	—	77
Net loss	—	—	—	—	—	—	—	—	(11,120)	(11,120)
Balance as of December 31, 2014	13,264	$16,928	—	$—	4,252	$—	$1,260	$—	$(17,517)	$671
Issuance of Series B convertible preferred stock for cash at $5.69 per share, net of $221 of issuance costs	—	—	14,048	79,779	—	—	—	—	—	79,779
Issuance of common stock upon exercise of vested options	—	—	—	—	1,436	—	303	—	—	303
Issuance of common stock upon initial public offering	—	—	—	—	11,500	1	168,118	—	—	168,119
Repurchase of Series A convertible preferred stock	(2,261)	(12,874)	—	—	—	—	—	—	—	(12,874)
Conversion of preferred stock to common stock	(11,003)	(4,054)	(14,048)	(79,779)	25,051	3	83,830	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,157	—	—	6,157
Other comprehensive loss	—	—	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	—	—	(35,816)	(35,816)
Balance as of December 31, 2015	—	$—	—	$—	42,239	$4	$259,668	$(88)	$(53,333)	$206,251
Issuance of common stock upon exercise of vested options	—	—	—	—	413	—	2,843	—	—	2,843
Issuance of common stock upon securities purchase agreement	—	—	—	—	7,552	1	144,999	—	—	145,000
Stock-based compensation	—	—	—	—	—	—	12,641	—	—	12,641
Other comprehensive gain	—	—	—	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	—	—	—	(80,824)	(80,824)
Balance as of December 31, 2016	—	$—	—	$—	50,204	$5	$420,151	$(27)	$(134,157)	$285,972

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(80,824)	$(35,816)	$(11,120)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	534	115	29
Stock-based compensation	12,641	6,157	77
Investment premium amortization, net	919	324	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,967	(9,698)	10
Accounts payable	(994)	1,072	206
Accrued liabilities	6,803	1,859	1,021
Other liabilities	340	297	—
Net cash used in operating activities	(56,614)	(35,690)	(9,777)
Cash flows from investing activities:
Purchases of property and equipment	(7,665)	(1,708)	(56)
Purchases of investments	(197,178)	(152,811)	—
Maturities of investments	160,947	29,250	—
Change in restricted cash	—	40	(40)
Net cash used in investing activities	(43,896)	(125,229)	(96)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	145,000	168,119	—
Net cash proceeds from exercise of stock options, including early exercise	2,843	303	191
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	79,779	—
Repurchase of Series A convertible preferred stock	—	(12,874)	—
Net cash provided by financing activities	147,843	235,327	191
Net increase (decrease) in cash and cash equivalents	47,333	74,408	(9,682)
Cash and cash equivalents at the beginning of the period	76,677	2,269	11,951
Cash and cash equivalents at the end of the period	$124,010	$76,677	$2,269
Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment reported in accounts payable	$558	$—	$—
Conversion of convertible preferred stock to common stock at closing of initial public offering	$—	$83,833	$—
Capital expenditures and interest funded through long term lease obligation	$—	$710	$—
Supplemental cash flow disclosures:
Cash paid for taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company

Aimmune Therapeutics, Inc., or the Company, formerly known as Allergen Research Corporation, is a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates, for the treatment of peanut and other food allergies. Our therapeutic approach, which we refer to as Characterized Oral Desensitization Immunotherapy, or CODITTM, is a therapeutic approach designed to desensitize patients to food allergens using rigorously characterized biologic products, defined treatment protocols and tailored support services. We are headquartered in Brisbane, California and were incorporated in the state of Delaware on June 24, 2011.

Since inception, we have incurred net losses and negative cash flows from operations. During the year ended December 31, 2016, we incurred a net loss of $80.8 million and used $56.6 million of cash in operations. As of December 31, 2016, we had an accumulated deficit of $134.2 million and we do not expect to experience positive cash flows in the near future. We have financed our operations to date primarily through private placements of our equity securities and our initial public offering, or IPO, of common stock in August 2015. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include raising additional capital, obtaining U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval and commercializing in the United States and Europe, generating sufficient revenue and our ability to continue to control expenses, if necessary, to meet our obligations as they become due for the foreseeable future. Failure to obtain FDA and EMA approval, commercialize our lead product candidate, manage discretionary expenditures or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

As of December 31, 2016, we had cash, cash equivalents and investments of $282.5 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through regulatory submissions for AR101, our lead investigational biologic oral immunotherapy for desensitization of patients with peanut allergy.

Private Placement

On November 23, 2016, we completed the issuance and sale of 7,522,084 shares of our common stock for an aggregate cash purchase price of $145.0 million, or the Equity Investment, pursuant to a Securities Purchase Agreement, or the Purchase Agreement, dated November 2, 2016, by and between us and Nestle Health Science US Holdings, Inc., a Delaware corporation, or Nestle Health Science. In connection with the closing of the Equity Investment, we and Nestle Health Science entered into a Standstill Agreement, or the Standstill Agreement, and a Registration Rights Agreement, or the Registration Rights Agreement. See Note 6, “Stockholders’ Equity.”

Initial Public Offering

On August 5, 2015, our registration statement on Form S-1 (File No. 333-205501) relating to the IPO of our common stock became effective. The IPO closed on August 11, 2015 at which time we issued 11,499,999 shares of our common stock at a price of $16.00 per share, which included 1,499,999 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares. We received proceeds of approximately $168.1 million, net of underwriting discounts and commissions, and offering expenses. In addition, upon our IPO, all outstanding shares of convertible preferred stock converted by their terms into approximately 25.1 million shares of common stock. As of December 31, 2016, we had 50,204,383 shares of common stock outstanding. See Note 6, “Stockholders’ Equity.”

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

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and include the accounts of our wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. We operate in one reportable segment in the United States.

Foreign Currency Translation

Our functional currency and the functional currency of all of our subsidiaries is the United States dollar. Accordingly, monetary assets and liabilities in the non-functional currency of these subsidiaries are remeasured using exchange rates in effect at the end of the period. Costs in local currency are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in the consolidated statements of operations and comprehensive loss as incurred and have not been material for all periods presented.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. We have one operating segment.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and certain investments in money market funds, agency securities, corporate securities, U.S. government securities and commercial paper. Bank deposits are primarily held by a single financial institution and these deposits may exceed insured limits. We are exposed to credit risk in the event of default by the financial institution holding our cash and cash equivalents and issuers of investments that are recorded on our consolidated balance sheets. We mitigate our risk by investing in high-grade instruments and limiting the concentration in any one issuer, which limits our exposure.

Investments

Our investments consist of available-for-sale securities. Investments with original maturities of greater than 90 days but less than one (1) year are classified as short-term on the consolidated balance sheets. Investments with original maturities greater than one (1) year are classified as long-term on the consolidated balance sheets.

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

Stock-Based Compensation

Stock-based awards issued to employees, including stock options, are measured at fair value on the grant date using the Black-Scholes option-pricing model and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). Because noncash stock compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. There were 2,343,385, 4,192,485 and 1,635,681 stock options granted during the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, there were 17,000, 0, and 0 restricted stock units awarded during the years ended December 31, 2016, 2015 and 2014 respectively.

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

Net Loss per Share

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Year Ended December 31,
	2016	2015	2014
Series A convertible preferred stock	—	—	13,263,967
Stock options	5,429,267	4,814,892	2,566,559
Restricted stock units	17,000	—	—

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230), which establishes that the statement of cash flows will show the changes in cash, cash equivalents and amounts generally described as restricted cash. As a result, entities will no longer have to determine how to classify transfers to and from restricted cash within the statement of cash flows. An entity will be required to reconcile the total cash, cash equivalents and amounts generally described as restricted cash on the statement of cash flows to the amounts in the balance sheet, and disclose the nature of any restrictions on its cash, cash equivalents or amounts generally described as restricted cash. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2017, and early adoption is permitted. We have not yet adopted ASU 2016-18, but we do not expect the standard to have a material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB, issued ASU, 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other Than Inventory, which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We currently anticipate adopting the new standard effective January 1, 2018, and do not expect the standard to have a material impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 will require adoption on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-15 will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 modifies the other-than-temporary impairment model for available-for-sale debt securities and requires an estimate of expected credit losses when the fair value is below the amortized cost of the asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-13 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB, issued ASU 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB, issued ASU, No. 2016-02, Leases (Topic 842), which requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the impact the adoption of this new standard will have on our consolidated financial statements and related disclosures; however, since we are lessee to certain leases for property whose terms exceed twelve months, we expect to report assets and liabilities related to these leases on our consolidated financial statements that have not been previously reported, once we adopt ASU 2016-02.

Reclassifications

Certain amounts in the prior years have been reclassified in order to conform to the current year’s presentation. None of the reclassifications impacted the results of our operations in any of the years presented.

3. Available-for-Sale Securities and Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$107,977	$—	$—	$107,977
Commercial paper	—	16,033	—	16,033
Total cash and cash equivalents	$107,977	$16,033	$—	$124,010
Investments:
Agency securities	—	45,571	—	45,571
Corporate securities	—	22,031	—	22,031
Commercial paper	—	8,669	—	8,669
US government securities	—	82,252	—	82,252
Total investments	$—	$158,523	$—	$158,523

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$61,477	$—	$—	$61,477
Agency securities	—	9,701	—	9,701
Corporate securities	—	2,000	—	2,000
Commercial paper	—	3,499	—	3,499
Total cash and cash equivalents	$61,477	$15,200	$—	$76,677
Investments:
Certificates of deposit	$100	$—	$—	$100
Agency securities	—	43,325	—	43,325
Corporate securities	—	49,596	—	49,596
Commercial paper	—	17,843	—	17,843
US government securities	—	12,286	—	12,286
Total investments	$100	$123,050	$—	$123,150

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, as of December 31, 2016 are as follows (in thousands):

	December 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Agency securities	$45,591	$5	$(25)	$45,571
Corporate securities	22,050	2	(21)	22,031
Commercial paper	24,702	—	—	24,702
US government securities	82,240	15	(3)	82,252
Total available-for-sale investments	$174,583	$22	$(49)	$174,556

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

There were no gross realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2016, 2015, and 2014.

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

We did not identify any other-than-temporary losses for the years ended December 31, 2016, 2015 and 2014. We do not consider unrealized losses on our other debt securities to be credit-related. These unrealized losses relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of securities that have unrealized losses are US corporate securities that are highly-rated. We have not made a decision to sell securities with unrealized losses and believe it is more likely than not we would not be required to sell such securities before recovery of its amortized cost.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	Year Ended December 31,
	2016	2015
Furniture and equipment	$776	$220
Computer equipment	850	324
Manufacturing equipment	703	458
Construction in progress	8,749	1,853
Property and equipment, gross	11,078	2,855
Less: accumulated depreciation	(687)	(153)
Property and equipment, net	$10,391	$2,702

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $0.5 million, $0.1 million and $0.0 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	Year Ended December 31,
	2016	2015
Compensation and benefits	$3,195	$1,645
Research and development	5,154	972
Professional and consulting	967	381
Other	605	120
Total accrued liabilities	$9,921	$3,118

5. Commitments and Contingencies

Facility Leases

In March 2015, we entered into a new lease for our corporate headquarters in Brisbane, California for 11,665 square feet of office space. Upon the commencement of the new lease in May 2015, we ceased use of our previous corporate headquarters. In August 2015, we entered into an amendment to the Brisbane, California facility lease. Pursuant to the amendment, we leased an additional 26,355 square feet of office space. The term for the new space is 72 months from the delivery of the premises to us, which took place December 2015. In addition, the term of the existing office space has been extended so that it is coterminous with the new space. The amendment required a total security deposit of approximately $0.3 million. We are responsible for operating expenses over base operating expenses as defined in the headquarters lease agreement.

In June 2015, we signed a facility lease for a manufacturing facility for approximately 20,000 square feet of manufacturing space in Clearwater, Florida. The initial term of the lease is for 120 months. For accounting purposes, due to the nature and extent of our involvement with the construction of this manufacturing facility, we were considered to be the owner of the assets during the construction period through the lease commencement date, even though the lessor is responsible for funding and repairing components of the building shell and constructing a portion of the related building infrastructure. Construction to this building commenced in July 2015 and as of December 31, 2016, we have incurred approximately $0.3 million of construction and equipment costs related to the building, which is recorded in construction in progress. We also recorded $0.7 million to construction in progress for costs incurred by the lessor and recognized a corresponding amount included within other liabilities within the consolidated balance sheet. We are responsible for operating expenses including real estate taxes as defined in the manufacturing facility lease agreement.

Total future aggregate minimum lease payments under our operating leases are as follows (in thousands):

Year Ended December 31,
2017	$2,216
2018	1,919
2019	1,905
2020	1,980
2021	1,872
and after	691
Total	$10,583

Rent expense under operating leases for the years ended December 31, 2016, 2015 and 2014 was $1.7 million, $0.6 million and $0.1 million, respectively.

Capital Lease

In July 2016, we entered into a five year capital lease agreement for certain equipment in our Florida manufacturing facility. The current portion of the capital lease obligation is included in Other Current Liabilities and the noncurrent portion is included in Other Liabilities.

The following is a schedule of future minimum lease payments due under the capital lease obligation as of December 31, 2016 (in thousands):

Year Ended December 31,
2017	$33
2018	33
2019	34
2020	35
2021	26
Total capital lease obligation	161
Less: amount representing interest	64
Present value of net minimum capital lease payments	97
Less: current portion	12
Total noncurrent capital lease obligation	$85

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

Indemnifications

We indemnify each of our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with our certificate of incorporation and bylaws. The term of the indemnification period lasts as long as an officer or a director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity. The maximum amount of potential future indemnification is unlimited; however, we currently hold directors and officers liability insurance. This insurance allows the transfer of risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations for any period.

Legal

During the normal course of business, we may be a party to legal claims that may not be covered by insurance. We do not believe that any such claims would have a material impact on our consolidated financial statements.

6. Stockholders’ Equity

Convertible Preferred Stock

In January and February 2015, we issued an aggregate 14,047,996 shares of Series B convertible preferred stock, $0.0001 par value, original issue price of $5.69 per share, for gross cash proceeds of $80.0 million, and in January 2015, we repurchased 2,260,706 shares of Series A convertible preferred stock from certain investors. The purchase price of the Series A convertible preferred stock was $5.69 per share, the same as the issue price of the Series B convertible stock, and was at an aggregate cost of $12.9 million. The offering costs for the issuance and sale of Series B convertible preferred stock was $221,000. All 25,051,257 shares of our then-outstanding convertible preferred stock converted into an equivalent number of shares of common stock upon the closing of our IPO on August 11, 2015.

As of December 31, 2016 and 2015, we had authorized 10,000,000 shares of convertible preferred stock, and no shares of convertible preferred stock were issued and outstanding.

Common Stock

On November 23, 2016, we issued and sold 7,522,084 shares of our common stock, par value $0.0001 per share, for an aggregate cash purchase price of $145.0 million, pursuant to the Purchase Agreement, dated November 2, 2016, by and between us and Nestle Health Science. In connection with the closing of the Equity Investment, we and Nestle Health Science entered into a Registration Rights Agreement and a Standstill Agreement.

Under the terms of the Registration Rights Agreement, upon the written request of Nestle Health Science, we shall prepare and file with the Securities and Exchange Commission, or the Commission, a registration statement covering the resale of all the shares sold to Nestle Health Science that are not then registered on an existing and effective registration statement for an offering to be made on a continuous basis pursuant Commission Rule 415. Additionally, we shall use commercially reasonable efforts to cause such registration statement filed under the Registration Rights Agreement to be declared effective under the Securities Act of 1933, as amended, within certain defined time limits and to keep such registration statement continuously effective for a period of potentially three years from the original effect date of such registration statement.

Under the terms of the Standstill Agreement, Nestle Health Science is prohibited from entering into transactions with the shares purchased in the Equity Investment, as well as to enter into any transactions with any of our assets, without prior written consent of a majority of the members of our board of directors until the later of the end of the term of the Collaboration Agreement and November 23, 2018.

7. Stock-Based Awards

Equity Plans

In July 2015, we adopted the 2015 Stock Plan, or the 2015 Plan. Under the 2015 Plan, 4,681,544 shares of our common stock were initially reserved for the issuance of stock options and restricted stock to employees, directors, and consultants under terms and provisions established by the Board of Directors, or the Board, and approved by our stockholders.  As of December 31, 2016 and December 31, 2015 there were 4,344,487 and 4,443,479 and shares available for future grant, respectively.

Under the terms of the 2015 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive stock options may not be less than 110% of fair market value, as determined by the Board. The terms of options granted under the 2015 Plan may not exceed ten years. All options issued to date have had a ten-year life. To date, options granted generally vest in three ways: 1) over four years at a rate of 25% upon the first anniversary of the issuance date and 1/48th per month thereafter, 2) over two years at a rate of 1/24th per month, or 3) over four years at a rate of 1/48th per month. The 2015 Plan contains certain change of control provisions and the employment offer letters of certain employees provide for varied acceleration of vesting in the event of a change of control and/or termination without cause. It also contains a net exercise provision and allows for cashless exercise upon the class of shares subject to the option becoming publicly traded in an established securities market.

Our 2013 Stock Plan, or the 2013 Plan, which was originally adopted during January 2013, was terminated upon consummation of our IPO in August 2015. As a terminated plan, no further options can be granted from the 2013 Plan, and no further shares are reserved for issuance under the 2013 Plan.

Prior to its termination, the 2013 Plan allowed employees to exercise a stock option in exchange for cash before the requisite service is provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. Such an exercise is not substantive for accounting purposes. Therefore, the payment received by us for the exercise price is recognized as an early exercise liability on the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of December 31, 2016 and December 31, 2015, 199,538 and 599,242 unvested shares were legally issued and outstanding, respectively. In connection with these unvested shares, we have recorded an early exercise liability as of December 31, 2016 and 2015 of $0.06 million and $0.22 million, respectively, of which $0.05 million and $0.14 million is included in other current liabilities as of December 31, 2016 and 2015, respectively, and $0.01 million $0.08 million is included in other liabilities as of December 31, 2016 and 2015, respectively, in the consolidated balance sheets. These shares are excluded from basic and diluted net loss per share until our repurchase right lapses and the shares are no longer subject to the repurchase feature.

Activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options and Unvested Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2015	4,814,892	$5.20	9.23	$64,211
Options granted	2,343,385	$16.02
Options exercised and shares vested	(813,102)	$3.49
Options repurchased	(68,150)	$0.14
Options cancelled	(648,118)	$9.64
Balance, December 31, 2016	5,628,907	$9.50	9.02	$61,617
Options vested and expected to vest as of December 31, 2016	5,422,307	$9.41	8.68	$59,856
Options exercisable as of December 31, 2016	3,344,876	$2.96	8.66	$51,749

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of December 31, 2016. The 2013 Plan provided for early exercise, therefore, all the Company’s outstanding stock options issued under that plan are exercisable. The total intrinsic value of options exercised during the year ended December 31, 2016 was $6.5 million.

Stock Options Granted

Stock options granted during the years ended December 31, 2016, 2015, and 2014 had a per share weighted-average grant-date fair value of $10.53, $6.11 and $0.09, respectively. The fair value is being expensed over the vesting period of the options, which is either four years or two years on a straight-line basis as the services are being provided. No tax benefits were realized from options during the periods. We issued one grant totaling 213,354 options to a non-employee during the year ended December 31, 2015. The fair value of the non-employee options was measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options, other than the expected life, which was assumed to be the remaining contractual life of the option. During 2016, we converted the non-employee to an employee, and converted the grant from a non-employee grant to an employee grant. The conversion of the grant was treated as a modification of the original grant; accordingly, we recognized $0.09 million of modification expense.

As of December 31, 2016 and 2015, total unrecognized stock-based compensation expense was $27.3 million and $17.2 million, which is expected to be recognized over the weighted-average remaining vesting period of 2.72 years and 3.23 years, respectively.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2015	—	$—
Awarded	17,000	14.01
Released	—	—
Forfeited	—	—
Unvested Balance, December 31, 2016	17,000	$14.01

RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). As of December 31, 2016, there was $0.1 million of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 0.2 years.

Determining Fair Value of Stock Options

Prior to our IPO, the fair value of our shares of common stock underlying the stock options was the responsibility of and determined by our Board. Because there was no public market for our common stock, the Board determined the fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors, including independent third-party valuations of our common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. Following the IPO, the market traded price of the shares of common stock underlying the stock options is the closing price of our stock as reported on The NASDAQ Global Select Market on the grant date.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	74.46%	74.14%	79.62%
Risk-free interest rate	1.71%	1.73%	1.51%
Expected dividend yield	—	—	—
Expected term (in years)	6.03	5.99	4.65
Weighted average grant date fair value	$10.53	$6.11	$0.09

Stock-based compensation expense, net of estimated forfeitures, is reflected in the statements of operations and comprehensive loss (in thousands) as summarized below:

	Year Ended December 31,
	2016	2015	2014
Research and development	$4,838	$2,522	$23
General and administrative	7,803	3,635	54
Total stock-based compensation expense	$12,641	$6,157	$77

During the years ended December 31, 2016, 2015 and 2014, we recorded $0.9 million, $1.4 million and $0 of stock compensation expense related to the acceleration of certain former executives’ stock options, respectively.

8. Income Taxes

We did not record a tax provision for the years ended December 31, 2016, 2015 and 2014 as we incurred net losses in each period, and the need for a full valuation allowance on deferred tax assets.

The following table presents loss before provision for income taxes (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income/(loss) before income taxes
Domestic	$(66,210)	$(17,489)	$(11,120)
Foreign	(14,614)	(18,327)	—
Total loss before provision for income taxes	$(80,824)	$(35,816)	$(11,120)

Income tax expense for the years ended December 31, 2016, 2015 and 2014 differed from the amount expected by applying the statutory federal tax rate to the loss before taxes as summarized below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal tax benefit at statutory rate	34.00%	34.00%	34.00%
State tax benefit, net of federal benefit	0.39%	3.02%	6.33%
Stock compensation	-1.75%	-1.59%	0.00%
Change in valuation allowance	-27.45%	-20.55%	-41.23%
Research and development credits	2.53%	2.52%	1.08%
Foreign income taxed at different rates	-6.13%	-17.40%	0.00%
Other	-1.59%	0.00%	-0.18%
Income tax expense	0.00%	0.00%	0.00%

The significant components of our deferred taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets (liabilities):
Net operating loss carryforwards	$27,109	$9,857
Start-up costs	1,282	1,612
Stock-based compensation	3,427	1,413
Tax credit carryforwards	3,585	1,296
Accruals	1,041	195
Other	22	(2)
Total deferred tax assets	36,466	14,371
Less: valuation allowance	(36,466)	(14,371)
Net deferred income taxes	$—	$—

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2016 and 2015. We intend to maintain a full valuation allowance on the federal and state deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The net change in the valuation allowance for the years ended December 31, 2016 and December 31, 2015 was an increase of $22.1 million and $7.4 million, respectively.

As of December 31, 2016, we had net operating loss, or NOL, carryforwards for Federal, California and other state income tax purposes of $81.0 million, $12.0 million, and $2.4 million, respectively. As of December 31, 2015, we had NOL carryforwards for Federal, California and other state income tax purposes of $24.7 million, $12.0 million, and $0.4 million, respectively, which will begin to expire in 2031, 2031, and 2030, respectively, if not utilized. $3.6 million, $0.0 million, and $0.1 million of the Federal, California, and other state NOL carryforwards, respectively, relates to windfall stock option deductions, which, when we adopt ASU 2016-09, will increase our NOL carryforwards deferred tax assets and our valuation allowance.

At December 31, 2016 and 2015, we had Federal and California research credit carryforwards of $3.9 million and $0.9 million, respectively. The Federal research credits will begin to expire in 2032, while the California research credits have no expiration date.

Our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we have experienced an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Following issuance of the Series B convertible preferred stock in January and February 2015, we performed a preliminary Section 382 analysis and believe that we experienced multiple ownership changes prior to June 30, 2015, and, as a result, such federal and state NOL carryforwards and our tax credits are subject to limitation. We have not performed a Section 382 analysis to evaluate whether or not we experienced an ownership change as a result of either our August 2015 IPO or the November 2016 Equity Investment by Nestle Health Science.

Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement.

The following table summarizes the activity related to our unrecognized benefits (in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance - unrecognized tax benefit, gross	$—	$—
Increases related to tax positions taken during a prior year	—	—
Decreases related to a tax position taken during a prior year	—	—
Increases related to tax positions taken during the current year	960	—
Decreases related to settlements with taxing authorities	—	—
Decreases related to expiration of statute of limitations	—	—
Ending balance - unrecognized tax benefits, gross	$960	$—

At December 31, 2016, the unrecognized tax benefits for uncertain tax positions were offset against the deferred tax assets and would not affect the income tax rate if recognized due to our being in a valuation allowance position. Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. We did not accrue any interest or penalties for the years ended December 31, 2016 and 2015. We do not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2016.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our NOL carryforwards, our income tax returns remain subject to examination by federal and most state taxing authorities for all tax years.

9. Defined Contribution Plan

We sponsor a 401(k) Plan, or the 401(k) Plan, which stipulates that eligible employees may contribute to the 401(k) Plan subject to certain limitations. We may match employee contributions in amounts to be determined at our sole discretion. To date, we have not made any matching contributions.

10. Selected Quarterly Results of Operations (Unaudited)

The following table presents our unaudited quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of our future results of operations.

	Quarter Ended
	March 31	June 30	September 30	December 31
2016	(In thousands, except per share data)
Operating expenses:
Research and development	$9,976	$11,820	$15,888	$16,958
General and administrative	5,723	6,466	6,353	8,343
Total operating expenses	15,699	18,286	22,241	25,301
Loss from operations	(15,699)	(18,286)	(22,241)	(25,301)
Interest income, net	176	147	155	225
Net loss	$(15,523)	$(18,139)	$(22,086)	$(25,076)
Net loss per common share, basic and diluted	$(0.37)	$(0.43)	$(0.53)	$(0.55)

	Quarter Ended
	March 31	June 30	September 30	December 31
2015	(In thousands, except per share data)
Operating expenses:
Research and development	$2,069	$3,131	$3,850	$10,766
General and administrative	1,372	4,246	5,174	5,389
Total operating expenses	3,441	7,377	9,024	16,155
Loss from operations	(3,441)	(7,377)	(9,024)	(16,155)
Interest income, net	—	1	33	147
Net loss	$(3,441)	$(7,376)	$(8,991)	$(16,008)
Net loss per common share, basic and diluted	$(0.81)	$(1.60)	$(0.36)	$(0.39)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2016.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated herein by reference to the sections titled “Executive Officers,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership and Reporting Compliance” in our Definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Director Compensation” and “Corporate Governance”  in our Definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information required by this Item is incorporated herein by reference to the section titled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 16. Form 10-K Summary.

Registrants may voluntarily include a summary of information required by Form 10-K under Item 16. We have elected not to include such summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Aimmune Therapeutics, Inc.

Date: March 15, 2017	By:	/s/ Stephen G. Dilly
Stephen G. Dilly, M.B.B.S., PhD.
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Stephen G. Dilly, M.B.B.S., PhD. and Douglas T. Sheehy his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen G. Dilly	President, Chief Executive Officer and Director	March 15, 2017
Stephen G. Dilly	(Principal Executive Officer)

/s/ Warren L. DeSouza	Chief Financial Officer	March 15, 2017
Warren L. DeSouza	(Principal Financial and Accounting Officer)

/s/ Gregory Behar	Director	March 15, 2017
Gregory Behar

/s/ Patrick G. Enright	Director	March 15, 2017
Patrick G. Enright

/s/ Kathryn E. Falberg	Director	March 15, 2017
Kathryn E. Falberg

/s/ Mark T. Iwicki	Director	March 15, 2017
Mark T. Iwicki

/s/ Mark D. McDade	Director	March 15, 2017
Mark D. McDade

/s/ Stacey D. Seltzer	Director	March 15, 2017
Stacey D. Seltzer

Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated January 20, 2015, by and among Aimmune Therapeutics, Inc. and the investors listed therein.	S-1	7/6/2015	10.1

4.4	Registration Rights Agreement, dated November 23, 2016, by and between the Company and Nestle Health Science US Holdings, Inc.				X

4.5	Standstill Agreement, dated November 23, 2016, by and between the Company and Nestle Health Science US Holdings, Inc.				X

10.1†	Supply Agreement, dated as of October 13, 2014, by and between the Company and Golden Peanut Company, L.L.C.	S-1	7/6/2015	10.2

10.2(a)	Office Lease, dated February 23, 2015, by and between, the Company, Diamond Marina LLC and Diamond Marina II LLC.	S-1	7/6/2015	10.3

10.3(b)	First Amendment to Office Lease, dated August 26, 2015, by and between, the Company, Diamond Marina LLC and Diamond Marina II LLC.	10-Q	8/31/2015	10.2

10.4(a)†	Manufacturing Facility Lease, dated June 8, 2015, by and between, the Company and MIDA Group, LLC.	S-1	7/6/2015	10.4

10.4(b)	Amendment to Manufacturing Facility Lease, dated June 8, 2016, by and between the Company and Myerlake, LLC.	10-Q	8/10/2016	10.2

10.5(a)††	Strategic Collaboration Agreement, dated November 3, 2016, by and between the Company and Nestec Ltd.				X

10.5(b)	Securities Purchase Agreement, dated November 3, 2016, by and between the Company and Nestle Health Science US Holdings, Inc.				X

10.6(a)#	2013 Stock Plan.	S-1	7/6/2015	10.5(a)

10.6(b)#	Amendment to the 2013 Stock Plan, dated January 20, 2015.	S-1	7/6/2015	10.5(b)

10.6(c)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2013 Stock Plan.	S-1	7/6/2015	10.5(c)

10.6(d)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the 2013 Stock Plan.	S-1	7/6/2015	10.5(d)

10.7(a)#	2015 Equity Incentive Annual Plan.	S-8	8/1/2015	99.2(a)

10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(b)

10.7(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(c)

10.8#	Form of Indemnification Agreement for directors and officers.	S-1/A	7/27/2015	10.7

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.9#	Executive Employment Agreement, dated July 24, 2015, by and between the Company and Stephen G. Dilly, M.B.B.S., Ph.D.	S-1/A	7/27/2015	10.8

10.10#	Executive Employment Agreement, dated July 24, 2015, by and between the Company and Mary M. Rozenman.	S-1/A	7/27/2015	10.12

10.11#	Aimmune Therapeutics UK Ltd. UK Employment Agreement for Sue Barrowcliffe, dated February 19, 2016, by and between the Company and Susan E. Barrowcliffe.	10-K	3/3/2016	10.14

10.12#	Offer Letter, dated November 20, 2015, by and between the Company and Jeffrey Knapp.	10-K	3/3/2016	10.15

10.13#	Executive Employment Agreement, effective February 1, 2016, by and between the Company and Jeffrey H. Knapp.	10-Q	5/16/2016	10.2

10.14#	Executive Employment Agreement, dated April 4, 2016, by and between the Company and Douglas T. Sheehy.	10-Q	5/16/2016	10.3

10.15#	Executive Employment Agreement, dated June 16, 2016, by and between the Company and Daniel Adelman.	10-Q	8/10/2016	10.3

10.16#	Executive Employment Agreement, dated July 24, 2015, by and between the Company and Warren L. DeSouza	S-1/A	7/27/2015	10.9

10.17#	Transition and Separation Agreement, dated February 3, 2017, by and between the Company and Warren L. DeSouza.	8-K	2/3/2017	10.1

10.18#	Executive Employment Agreement, dated July 24, 2015, by and between the Company and Robert M. Elfont.	S-1/A	7/27/2015	10.11

10.19#	Separation Agreement, dated July 13, 2016, by and between the Company and Robert Elfont.	10-Q	8/10/2016	10.4

10.20#	Aimmune Therapeutics, Inc. Employee Stock Purchase Plan.	S-8	7/27/2015	99.3

10.21#	Non-Employee Director Compensation Program.	S-1/A	7/27/2015	10.16

10.22#	Aimmune Therapeutics, Inc. Corporate Bonus Plan.	8-K	2/25/2016	10.1

21.1	List of subsidiaries	S-1/A	7/27/2015	21.1

23.1	Consent of independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page to the Registration Statement.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
††	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
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