Form 10-Q
period 2017-03-31
Aimmune Therapeutics, Inc.
filed 2017-05-08
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, the registrant had 50,342,674 shares of common stock, $0.0001 par value per share, outstanding.

AIMMUNE THERAPEUTICS, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,714	$124,010
Short-term investments	167,533	124,921
Prepaid expenses and other current assets	2,625	2,749
Total current assets	248,872	251,680
Long-term investments	13,065	33,602
Property and equipment, net	11,147	10,391
Prepaid expenses and other assets	3,205	3,116
Total assets	$276,289	$298,789
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,676	$1,427
Accrued liabilities	8,440	9,921
Other current liabilities	107	102
Total current liabilities	10,223	11,450
Other liabilities	1,348	1,367
Total liabilities	11,571	12,817
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, par value $0.0001 per share—290,000 shares authorized as of March 31, 2017, and December 31, 2016; 50,316 and 50,204 shares issued and outstanding as of March 31, 2017, and December 31, 2016, respectively (including 156 and 200 shares subject to repurchase, legally issued and outstanding as of March 31, 2017, and December 31, 2016, respectively)	5	5
Additional paid-in capital	424,862	420,151
Accumulated other comprehensive loss	(122)	(27)
Accumulated deficit	(160,027)	(134,157)
Total stockholders’ equity	264,718	285,972
Total liabilities and stockholders’ equity	$276,289	$298,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended March 31,
	2017	2016
Operating expenses
Research and development	$17,417	$9,976
General and administrative	8,924	5,723
Total operating expenses	26,341	15,699
Loss from operations	(26,341)	(15,699)
Interest income, net	471	176
Net loss	$(25,870)	$(15,523)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	(95)	94
Comprehensive loss	$(25,965)	$(15,429)

Net loss per common share, basic and diluted	$(0.52)	$(0.37)
Weighted average shares used in computing net loss per common share, basic and diluted	50,069	41,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(25,870)	$(15,523)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	144	125
Stock-based compensation expense	3,593	2,531
Investment premium amortization, net	240	291
Changes in operating assets and liabilities:
Prepaid expenses	125	611
Other assets	(90)	(32)
Accounts payable	249	(78)
Accrued liabilities	(1,481)	277
Other liabilities	(14)	215
Net cash used in operating activities	(23,104)	(11,583)
Cash flows from investing activities:
Purchase of property and equipment	(900)	(1,116)
Purchase of investments	(55,419)	(63,064)
Maturities of investments	33,009	64,086
Net cash used in investing activities	(23,310)	(94)
Cash flows from financing activities:
Net cash proceeds from exercise of stock options, including early exercise	1,118	45
Net cash provided by financing activities	1,118	45
Net decrease in cash and cash equivalents	(45,296)	(11,632)
Cash and cash equivalents at the beginning of the period	124,010	76,677
Cash and cash equivalents at the end of the period	$78,714	$65,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

1. Formation and Business of the Company

Aimmune Therapeutics, Inc., or the Company, is a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates, for the treatment of peanut and other food allergies. Our therapeutic approach, which we refer to as Characterized Oral Desensitization Immunotherapy, or CODITTM, is a therapeutic approach designed to desensitize patients to food allergens using rigorously characterized biologic products, defined treatment protocols and tailored support services. We are headquartered in Brisbane, California, and were incorporated in the state of Delaware on June 24, 2011.

Since inception, we have incurred net losses and negative cash flows from operations. During the quarter ended March 31, 2017, we incurred a net loss of $25.9 million and used $23.1 million of cash in operations. As of March 31, 2017, we had an accumulated deficit of $160.0 million, and we do not expect to experience positive cash flows in the near future. As of March 31, 2017, we had cash, cash equivalents and investments of $259.3 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through regulatory submissions for AR101, our lead CODITTM product candidate. We have financed our operations to date primarily through private placements of our equity securities and our initial public offering, or IPO, of common stock in August 2015. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include raising additional capital, obtaining U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval and commercializing in the United States and Europe, generating sufficient revenue, and our ability to continue to control expenses, if necessary, to meet our obligations as they become due for the foreseeable future. Failure to obtain FDA and EMA approval, commercialize our lead product candidate, manage discretionary expenditures, or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the quarter March 31, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any other interim period or for any other future year. We operate in one reportable segment.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the SEC.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the quarter ended March 31, 2017, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. Upon our adoption of the new standard for fiscal year 2017, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. We recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. We applied the modified retrospective approach upon adoption, and prior periods have not been adjusted. As a result, we have established a net operating loss deferred tax asset of $1.2 million to account for prior period excess tax benefits through retained earnings; however, an offsetting valuation allowance of $1.2 million has also been established through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there is no impact on our condensed consolidated financial statements.  As permitted under this ASU, we have elected to continue to estimate forfeitures expected to occur to determine the amount of stock-based compensation expense to be recognized in each period.

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

The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$50,771	$—	$—	$50,771
Corporate securities	—	3,250	—	3,250
Commercial paper	—	24,693	—	24,693
Total cash and cash equivalents	$50,771	$27,943	$—	$78,714
Investments:
Agency securities	$—	$36,520	$—	$36,520
Corporate securities	—	58,580	—	58,580
Commercial paper	—	16,359	—	16,359
U.S. government securities	—	69,139	—	69,139
Total investments	$—	$180,598	$—	$180,598

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$107,977	$—	$—	$107,977
Commercial paper	—	16,033	—	16,033
Total cash and cash equivalents	$107,977	$16,033	$—	$124,010
Investments
Agency securities	$—	$45,571	$—	$45,571
Corporate securities	—	22,031	—	22,031
Commercial paper	—	8,669	—	8,669
U.S. government securities	—	82,252	—	82,252
Total investments	$—	$158,523	$—	$158,523

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value. During the quarter ended March 31, 2017, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, as of March 31, 2017 and December 31, 2016, are as follows (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$36,559	$—	$(39)	$36,520
Corporate securities	61,879	3	(52)	61,830
Commercial paper	41,052	—	—	41,052
U.S. government securities	69,173	—	(34)	69,139
Total available-for-sale investments	$208,663	$3	$(125)	$208,541

	December 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Agency securities	$45,591	$5	$(25)	$45,571
Corporate securities	22,050	2	(21)	22,031
Commercial paper	24,702	—	—	24,702
U.S. government securities	82,240	15	(3)	82,252
Total available-for-sale investments	$174,583	$22	$(49)	$174,556

At March 31, 2017, all of the available-for-sale securities have contractual maturities within two years. We periodically review our available-for-sale investments for other-than-temporary impairment loss. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarter ended March 31, 2017, we did not recognize any other-than-temporary impairment loss. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Furniture and equipment	$777	$776
Computer equipment	908	850
Manufacturing equipment	703	703
Construction in progress	9,590	8,749
Property and equipment, gross	11,978	11,078
Less: accumulated depreciation	(831)	(687)
Property and equipment, net	$11,147	$10,391

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Compensation and benefits	$1,706	$3,195
Research and development	5,204	5,154
Professional and consulting	1,011	967
Other	519	605
Total accrued liabilities	$8,440	$9,921

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

6. Stock-Based Compensation

Equity Incentive Plan

In January 2013, we adopted our Stock Plan (the “2013 Plan”) and in July 2015, we adopted a new Stock Plan (the “2015 Plan”). Upon consummation of our IPO, the 2013 Plan was terminated and no further shares are reserved for issuance under the 2013 Plan.  As of March 31, 2017, there were 5.0 million shares reserved for future issuance under our 2015 Plan. As of March 31, 2017, there were 6.9 million shares subject to outstanding options under our Plans.

The 2013 Plan allowed employees to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. Such an exercise is not substantive for accounting purposes. Therefore, the payment received by us for the exercise price is recognized as an early exercise liability on the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of March 31, 2017, and December 31, 2016, 155,573 and 199,538 unvested shares were legally issued and outstanding, respectively. In connection with these unvested shares, we have recorded an early exercise liability as of March 31, 2017, of $30,800, of which $29,100 is included in other current liabilities and $1,700 is included in other non-current liabilities in the condensed consolidated balance sheet. These shares are excluded from basic and diluted net loss per share until our repurchase right lapses and the shares are no longer subject to the repurchase feature.

Option activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options and Unvested Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2016	5,628,907	$9.50	9.02	$61,617
Options granted	1,395,700	$19.53
Options exercised and shares vested	(150,254)	$10.22
Options cancelled	(18,642)	$16.67
Balance, March 31, 2017	6,855,711	$11.57	8.76	$69,645
Options vested and expected to vest as of March 31, 2017	6,511,792	$11.39	8.07	$67,304
Options exercisable as of March 31, 2017	3,459,872	$5.78	8.72	$55,201

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of March 31, 2017. The 2013 Plan provided for early exercise, therefore, all our outstanding stock options issued under that plan are exercisable.

As of March 31, 2017 and 2016, there was $43.7 million and $34.4 million, respectively, of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over the weighted-average remaining vesting period of 2.9 years and 3.3 years, respectively.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2016	17,000	$14.01
Awarded	—	—
Released	(5,000)	14.30
Forfeited	—	—
Unvested Balance, March 31, 2017	12,000	$13.89

RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). As of March 31, 2017, unrecognized compensation expense related to unvested RSUs was immaterial and was expected to be recognized over the remaining vesting period of less than one month.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Quarter Ended March 31,
	2017	2016
Expected term (in years)	6.1	6.1
Expected volatility	73.5%	74.3%
Risk free interest rate	2.1%	1.9%
Dividend yield	—%	—%
Weighted average estimated fair value	$12.82	$10.93

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, reflected in the statements of operations and comprehensive loss is as follows (in thousands):

	Quarter Ended March 31,
	2017	2016
Research and development	$986	$945
General and administrative	2,607	1,586
Total stock-based compensation expense	$3,593	$2,531

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Quarter Ended March 31,
	2017	2016
Stock options	6,855,711	6,029,765
Restricted stock units	12,000	5,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

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

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our lead CODIT product candidate, AR101. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $25.9 million and used $23.1 million of cash in operations for the quarter ended March 31, 2017. As of March 31, 2017 our accumulated deficit was $160.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize AR101, and as we develop other product candidates.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no new policies or significant changes to our critical accounting policies as disclosed in the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Components of Results of Operations

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities. Research and development expenses consist primarily of external-related expenses, employee-related expenses, stock-based compensation expense, and facilities and other costs, which include the following:

•

External clinical-related expenses include costs incurred to conduct research, such as the discovery and development of our product candidates; costs related to the production of clinical supplies, including fees paid to contract manufacturers; fees paid to consultants and vendors, including clinical research organizations in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis; costs for scientific conferences and meetings; and costs related to compliance with drug development regulatory requirements.

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

Results of Operations

	Quarter Ended March 31,
	2017	2016	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$17,417	$9,976	$7,441	75%
General and administrative	8,924	5,723	3,201	56%
Total operating expenses	26,341	15,699	10,642	68%
Loss from operations	(26,341)	(15,699)	(10,642)	68%
Interest income, net	471	176	295	0%
Net loss	$(25,870)	$(15,523)	$(10,347)	67%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the quarters ended March 31, 2017 and 2016:

	Quarter Ended March 31,
	2017	2016	$ Change	% Change
	(In thousands)
External clinical-related expenses	$12,741	$6,290	$6,451	103%
Employee-related costs	2,860	2,246	614	27%
Stock-based compensation expense	986	945	41	4%
Facilities and other costs	830	495	335	68%
Total research and development expenses	$17,417	$9,976	$7,441	75%

Research and development expenses increased by $7.4 million for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, primarily due to increased external clinical-related expenses, employee-related costs, stock-based compensation expense and facilities and other costs. External clinical-related costs increased primarily due to activities related to enrolling patients in and conducting PALISADE, which was initiated in late 2015, and contract manufacturing costs of AR101 for clinical trials. Employee-related costs increased primarily due to increased headcount to support continued development of AR101. Stock-based compensation expense increased primarily due to increased headcount and higher valuation of stock options granted. Facilities and other costs increased primarily due to increased rent expense from our new facility leases and other allocable costs due to increased headcount.

We expect research and development expenses to continue to increase as PALISADE continues and patients move into ARC004, the open-label follow-on study to PALISADE, we initiate and enroll new AR101 studies, RAMSES and ARTEMIS, and develop additional CODIT product candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the quarters ended March 31, 2017 and 2016:

	Quarter Ended March 31,
	2017	2016	$ Change	% Change
	(In thousands)
Employee-related costs	$3,086	$1,873	$1,213	65%
Stock-based compensation expense	2,607	1,586	1,021	64%
External professional services	2,741	1,721	1,020	59%
Facilities and other costs	490	543	(53)	(10)%
Total general and administrative expenses	$8,924	$5,723	$3,201	56%

General and administrative expenses increased by $3.2 million for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, primarily due to increased employee-related costs, stock-based compensation expense, and external professional services. Employee-related costs increased primarily due to increased headcount for additional administrative support associated with being a publicly traded company following our initial public offering, or IPO, in August 2015. Stock-based compensation expense increased primarily due to increased headcount and higher valuation of stock options granted. External professional services increased primarily due to consulting services, including for commercial planning and support for AR101.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure as a publicly traded company, including the hiring of additional personnel, and incur expenses related to commercial planning for AR101.

Interest Income, net

Interest income, net, increased by $0.3 million for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016 primarily due to higher average cash, cash equivalents, and investment balances during the period.

Liquidity and Capital Resources

As of March 31, 2017, we had cash, cash equivalents and investments of $259.3 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through regulatory submissions for AR101.

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for AR101 or any future product candidate;
•	our research and development activities; or
•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize AR101 or any future product candidate.

Cash Flows

	Quarter Ended March 31,
	2017	2016	$ Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(23,104)	$(11,583)	$(11,521)
Investing activities	(23,310)	(94)	(23,216)
Financing activities	1,118	45	1,073
Net change in cash and cash equivalents	$(45,296)	$(11,632)	$(33,664)

Net Cash Used In Operating Activities

Net cash used in operating activities was $23.1 million for the quarter ended March 31, 2017, an increase of $11.5 million from $11.6 million for the quarter ended March 31, 2016. This increase was primarily due to higher net loss from operations resulting from increased research and development and general and administrative expenses.

Net Cash Used In Investing Activities

Cash used in investing activities was $23.3 million for the quarter ended March 31, 2017, an increase of $23.2 million from $0.1 million for the quarter ended March 31, 2016. The increase was primarily due to the timing of purchases of various investments we have made as we monitor the balance of our portfolio’s investments while managing our cash requirements.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $1.1 million for the quarter ended March 31, 2017, an increase of $1.0 million from $0.1 million for the quarter ended March 31, 2016. The increase was the result of an increase in the number of stock options exercised by employees.

As of March 31, 2017, we had cash, cash equivalents and investments of $259.3 million.

Contractual Obligations and Other Commitments

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have variable interests in variable interest entities.

Segment Information

We have one primary business activity and operate as one reportable segment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, therapeutic approach and our lead product candidate, AR101, which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $80.8 million, and $35.8 million for the years ended December 31, 2016 and 2015, respectively, and $25.9 million $15.5 million for the quarters ended March 31, 2017 and 2016, respectively. At March 31, 2017, our accumulated deficit was $160.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize AR101, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our CODIT therapeutic approach and AR101. As of March 31, 2017, we had capital resources consisting of cash, cash equivalents and investments of $259.3 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval for and prepare for the commercialization of AR101, and as we develop other product candidates.

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

If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 in late 2019. If we do not receive marketing approval for AR101 or are otherwise not successful in commercializing AR101, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations. We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize AR101.

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

If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 in late 2019. We currently do not have a sales organization. In order to commercialize AR101, we will need to build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If AR101 receives regulatory approval, we expect to establish a specialty sales organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming.

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

As of March 31, 2017, we had 81 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize AR101 or any future product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

As a new public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially affect our business.

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

If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, we may be subject to sanctions by regulatory authorities.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.  We will be evaluating our internal controls systems to allow management to report on, and eventually our independent auditors will attest to, the effectiveness of the operation of our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and eventual auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) December 31, 2020, (2) the last day of the year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period.

We cannot be certain as to the timing of completion of our evaluation, testing and remediation action or the impact of the same on our operations. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by The NASDAQ Global Select Market, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price. Deficient internal controls could also cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could have a negative effect on our stock price.

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

Some participants in our clinical trials have reported adverse effects after being treated with AR101. For example, in our ARC001 clinical trial, one patient had an allergic reaction that was attributed to AR101 that was severe enough to require the administration of epinephrine and six patients in our ARC001 clinical trial and four patients in our ARC002 clinical trial who received AR101, and did not achieve desensitization, dropped out of the clinical trial early in the treatment regimen due to gastrointestinal side effects. If we are successful in completing the development of, obtaining approval for, and commercializing AR101 or any other products, FDA and foreign regulatory authority regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations; however, it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In addition, the full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is currently unknown, and may adversely affect our business model. In the United States, the Affordable Care Act was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The Affordable Care Act, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable care Act in the future. The new Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

As of March 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 65% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Aimmune Therapeutics, Inc.

Date: May 8, 2017	By:	/s/ Stephen G. Dilly
Stephen G. Dilly, M.B.B.S., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Aimmune Therapeutics, Inc.

Date: May 8, 2017	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

op
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	8/11/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

10.1#	Executive Employment Agreement, dated April 28, 2017, by and between the Company and Eric Bjerkholt.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Indicates management contract or compensatory plan.
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