Form 10-Q
period 2017-06-30
Aimmune Therapeutics, Inc.
filed 2017-08-08
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, the registrant had 50,535,037 shares of common stock, $0.0001 par value per share, outstanding.

AIMMUNE THERAPEUTICS, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,451	$124,010
Short-term investments	152,874	124,921
Prepaid expenses and other current assets	5,287	2,749
Total current assets	242,612	251,680
Long-term investments	—	33,602
Property and equipment, net	13,142	10,391
Prepaid expenses and other assets	600	3,116
Total assets	$256,354	$298,789
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,310	$1,427
Accrued liabilities	15,622	9,921
Other current liabilities	108	102
Total current liabilities	18,040	11,450
Other liabilities	1,523	1,367
Total liabilities	19,563	12,817
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, par value $0.0001 per share—290,000 shares authorized as of June 30, 2017, and December 31, 2016; 50,396 and 50,204 shares issued and outstanding as of June 30, 2017, and December 31, 2016, respectively (including 117 and 200 shares subject to repurchase, legally issued and outstanding as of June 30, 2017, and December 31, 2016, respectively)	5	5
Additional paid-in capital	429,445	420,151
Accumulated other comprehensive loss	(135)	(27)
Accumulated deficit	(192,524)	(134,157)
Total stockholders’ equity	236,791	285,972
Total liabilities and stockholders’ equity	$256,354	$298,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses
Research and development	$22,191	$11,820	$39,608	$21,796
General and administrative	10,813	6,466	19,737	12,189
Total operating expenses	33,004	18,286	59,345	33,985
Loss from operations	(33,004)	(18,286)	(59,345)	(33,985)
Interest income, net	507	147	978	323
Net loss	$(32,497)	$(18,139)	$(58,367)	$(33,662)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(13)	25	(108)	119
Comprehensive loss	$(32,510)	$(18,114)	$(58,475)	$(33,543)

Net loss per common share, basic and diluted	$(0.65)	$(0.43)	$(1.16)	$(0.81)
Weighted average shares used in computing net loss per common share, basic and diluted	50,230	41,800	50,150	41,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(58,367)	$(33,662)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	387	257
Stock-based compensation expense	7,792	5,605
Investment premium amortization, net	400	526
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(23)	2,968
Accounts payable	883	(645)
Accrued liabilities	5,414	1,314
Other liabilities	162	317
Net cash used in operating activities	(43,352)	(23,320)
Cash flows from investing activities:
Purchase of property and equipment	(2,851)	(4,544)
Purchase of investments	(74,859)	(81,290)
Maturities of investments	80,000	106,691
Net cash provided by investing activities	2,290	20,857
Cash flows from financing activities:
Net cash proceeds from exercise of stock options, including early exercise	1,503	216
Net cash provided by financing activities	1,503	216
Net decrease in cash and cash equivalents	(39,559)	(2,247)
Cash and cash equivalents at the beginning of the period	124,010	76,677
Cash and cash equivalents at the end of the period	$84,451	$74,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Since inception, we have incurred net losses and negative cash flows from operations. During the quarter and six months ended June 30, 2017, we incurred a net loss of $32.5 and $58.4 million, respectively, and during the six months ended June 30, 2017, we used $43.4 million of cash in operations. As of June 30, 2017, we had an accumulated deficit of $192.5 million, and we do not expect to experience positive cash flows in the near future. As of June 30, 2017, we had cash, cash equivalents and investments of $237.3 million. We believe that our existing capital resources will be sufficient to fund our planned operations for the next 12 months and through expected regulatory submissions for AR101, our lead CODITTM product candidate, and into 2019. We have financed our operations to date primarily through private placements of our equity securities and our initial public offering, or IPO, of common stock in August 2015. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include raising additional capital, the successful and timely completion of our clinical trials, our ability to control expenses, obtaining U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval, and generating sufficient revenue in the United States and Europe. Failure to obtain FDA and EMA approval, commercialize our lead product candidate, manage discretionary expenditures, or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the quarter and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any other interim period or for any other future year. We operate in one reportable segment.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the quarter and six months ended June 30, 2017, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, except as disclosed below.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. Upon our adoption of the new standard for fiscal year 2017, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. We recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. We applied the modified retrospective approach upon adoption, and prior periods have not been adjusted. As a result, we have established a net operating loss deferred tax asset of $1.2 million to account for prior period excess tax benefits through retained earnings; however, an offsetting valuation allowance of $1.2 million has also been established through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there is no impact on our condensed consolidated financial statements.  Additionally, as allowed by the standard, we elected to continue to estimate potential forfeitures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance establishes that an entity should account for the effects of a modification to the terms or conditions of a share-based payment award, unless all three of the following conditions are met: (a) the fair value of the modified award is the same as the fair value of the original award immediately before the modification, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification, and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award was modified. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2017, and early adoption is permitted. We are currently evaluating the impact the adoption of this new standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The new standard is expected to impact our consolidated financial statements as we have certain operating lease arrangements for which we are the lessee. We are currently evaluating the impact the adoption of this new standard will have on our consolidated financial statements.

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

The following tables set forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$38,567	$—	$—	$38,567
Commercial paper	—	45,884	—	45,884
Total cash and cash equivalents	$38,567	$45,884	$—	$84,451
Investments:
Agency securities	$—	$24,911	$—	$24,911
Corporate securities	—	43,369	—	43,369
Commercial paper	—	21,545	—	21,545
U.S. government securities	—	63,049	—	63,049
Total investments	$—	$152,874	$—	$152,874

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$107,977	$—	$—	$107,977
Commercial paper	—	16,033	—	16,033
Total cash and cash equivalents	$107,977	$16,033	$—	$124,010
Investments:
Agency securities	$—	$45,571	$—	$45,571
Corporate securities	—	22,031	—	22,031
Commercial paper	—	8,669	—	8,669
U.S. government securities	—	82,252	—	82,252
Total investments	$—	$158,523	$—	$158,523

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value. During the quarter and six months ended June 30, 2017 and 2016, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, as of June 30, 2017 and December 31, 2016, are as follows (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$24,947	$—	$(36)	$24,911
Corporate securities	43,399	—	(30)	43,369
Commercial paper	67,429	—	—	67,429
U.S. government securities	63,118	—	(69)	63,049
Total available-for-sale investments	$198,893	$—	$(135)	$198,758

	December 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Agency securities	$45,591	$5	$(25)	$45,571
Corporate securities	22,050	2	(21)	22,031
Commercial paper	24,702	—	—	24,702
U.S. government securities	82,240	15	(3)	82,252
Total available-for-sale investments	$174,583	$22	$(49)	$174,556

At June 30, 2017, all of the available-for-sale securities have contractual maturities within two years. We periodically review our available-for-sale investments for other-than-temporary impairment loss. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarter and six months ended June 30, 2017 and 2016, we did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Computer equipment	$1,072	$850
Leased equipment	100	—
Furniture and equipment	1,119	776
Manufacturing equipment	762	703
Leasehold improvements	2,308	—
Building	687	—
Construction in progress	8,168	8,749
Property and equipment, gross	14,216	11,078
Less: accumulated depreciation	(1,074)	(687)
Property and equipment, net	$13,142	$10,391

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Compensation and benefits	$2,864	$3,195
Research and development	10,951	5,154
Professional and consulting	1,643	967
Other	164	605
Total accrued liabilities	$15,622	$9,921

5. Commitments and Contingencies

Facility Leases

In March 2015, we entered into a lease for our corporate headquarters in Brisbane, California for 11,665 square feet of office space. In August 2015, we entered into a lease amendment, pursuant to which we leased an additional 26,355 square feet of office space. In June 2017, we entered into a second lease amendment, under which we leased an additional 14,841 square feet of office space. The term for the additional space commences on January 1, 2018, or later upon the delivery of the premises to us, and terminates on June 30, 2024. Additionally, the term of the existing office space has been extended to be coterminous with the new space. No additional security deposit was required, and we are responsible for the operating expenses over base operating expenses as defined in the original lease agreement.

Total future aggregate minimum lease payments under our current operating leases, including the additional space under the second lease amendment, assuming that we take possession of the additional space on January 1, 2018, are as follows (in thousands):

Year Ended December 31,
2018	$2,545
2019	2,557
2020	2,645
2021	2,724
2022	2,805
and after	4,611
Total	$17,887

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

6. Stock-Based Compensation

Equity Incentive Plan

In January 2013, we adopted our Stock Plan (the “2013 Plan”) and in July 2015, we adopted a new Stock Plan (the “2015 Plan”). Upon consummation of our IPO, the 2013 Plan was terminated and no further shares are reserved for issuance under the 2013 Plan.  As of June 30, 2017, there were 4.7 million shares reserved for future issuance under our 2015 Plan. As of June 30, 2017, there were 7.0 million shares subject to outstanding options under our Plans.

The 2013 Plan allowed employees to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. Such an exercise is not substantive for accounting purposes. Therefore, the payment received by us for the exercise price is recognized as an early exercise liability on the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of June 30, 2017 and December 31, 2016, 117,431 and 199,538 unvested shares, respectively, were legally issued and outstanding. In connection with these unvested shares, we have recorded an early exercise liability as of June 30, 2017, of $16,900, which is included in other current liabilities in the condensed consolidated balance sheet. These shares are excluded from basic and diluted net loss per share until our repurchase right lapses and the shares are no longer subject to the repurchase feature.

Option activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options and Unvested Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2016	5,628,907	$9.50	9.02	$61,617
Options granted	1,964,300	$19.37
Options exercised and shares vested	(256,793)	$5.86
Options cancelled	(331,769)	$7.97
Balance, June 30, 2017	7,004,645	$12.48	8.40	$56,614
Options vested and expected to vest as of June 30, 2017	6,747,401	$12.33	8.38	$55,487
Options exercisable as of June 30, 2017	3,419,281	$7.37	8.43	$25,212

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of June 30, 2017. The 2013 Plan provided for early exercise, therefore, all our outstanding stock options issued under that plan are exercisable.

As of June 30, 2017 and 2016, there was $44.5 million and $34.4 million, respectively, of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over the weighted-average remaining vesting period of 2.9 years and 3.3 years, respectively.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2016	17,000	$14.01
Awarded	—	—
Released	(17,000)	14.01
Forfeited	—	—
Unvested Balance, June 30, 2017	—	—

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

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	72.5%	74.6%	73.3%	74.4%
Risk free interest rate	2.0%	1.4%	2.1%	1.8%
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value	$12.27	$8.50	$12.66	$10.24

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, reflected in the condensed consolidated statements of comprehensive loss is as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$1,191	$1,272	$2,177	$2,217
General and administrative	3,008	1,802	5,615	3,388
Total stock-based compensation expense	$4,199	$3,074	$7,792	$5,605

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	7,004,645	6,356,258	7,004,645	6,356,258
Restricted stock units	—	17,000	—	17,000

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

Our lead CODIT product candidate, AR101, is an investigational biologic for the treatment of patients with peanut allergy, which affects approximately three million patients in the United States and three million patients in Europe. AR101 has received Fast Track and Breakthrough Therapy Designations for the treatment of patients 4-17 years from the United States Food and Drug Administration, or FDA. Our initial target patient population is children and adolescents in the 4-17 age group, which we estimate will reach approximately 1.6 million patients in the United States alone by 2018. We have completed a double-blind placebo-controlled Phase 2 trial of AR101 in 55 patients ages 4-21 years, have analyzed longer-term safety and efficacy data from our ongoing open-label Phase 2 trial and have received feedback from regulatory authorities, including the FDA and the European Medicines Agency, or EMA, providing guidance on our Phase 3 registration program. In late 2015, we initiated a Phase 3 efficacy trial of AR101 in the United States, Canada and Europe, which we refer to as the PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults) trial. We completed global enrollment of 554 patients ages 4-49 in November 2016 and anticipate final study visits will be completed for the PALISADE trial around year-end 2017. We have begun to enroll eligible patients who have completed PALISADE into a related open-label roll-over trial, which we refer to as the ARC004 trial. In May 2017, we enrolled the first patient in our real-world experience safety trial of AR101 in the United States and Canada in patients ages 4-17, which we refer to as the RAMSES (Real-World AR101 Market-Supporting Experience Study in Peanut Allergic Children Ages 4-17 Years) trial. In addition, in July 2017, we enrolled the first patient in our European Phase 3 efficacy trial designed with a higher efficacy bar in the same age group, which we refer to as the ARTEMIS (AR101 Trial in Europe Measuring oral Immunotherapy Success) trial. Based on discussions with the FDA in the beginning of 2017, we anticipate that the safety database for a Biologics License Application, or BLA, will need to include data from at least 600 patients ages 4-17 treated with AR101 at the target maintenance dose of 300 mg per day. We expect to meet this requirement with patients from the PALISADE, ARC004 and RAMSES trials. In Europe, we expect that data from the PALISADE, ARC004, RAMSES and ARTEMIS trials will form the basis for a Marketing Authorization Application, or MAA, filing with the European Medicines Agency, or EMA. We expect to have topline data available from our PALISADE trial in the first quarter of 2018, and we intend to file a BLA in the United States and an MAA in the European Union in late 2018.

We maintain worldwide commercial rights to all of our product candidates, including AR101 and, if approved, currently intend to commercialize in the United States and Europe with our own specialty sales force calling on allergists in the United States and allergy-focused clinicians in major European markets.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our lead CODIT product candidate, AR101. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $32.5 million and $58.4 million for the quarter and six months ended June 30, 2017, respectively, and used $43.4 of cash in operations for the six months ended June 30, 2017. As of June 30, 2017 our accumulated deficit was $192.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize AR101, and as we develop other product candidates.

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

We currently utilize contract manufacturers for all of our manufacturing activities. In June 2015, we entered into a lease for a manufacturing facility in Clearwater, Florida. In June 2017, we completed construction of the manufacturing facility within the leased building, which we intend to handle full-scale cGMP (current Good Manufacturing Practices) commercial production of AR101, if approved, and supply future clinical trials of AR101. We anticipate that this manufacturing facility will be operational by early 2018. We plan to continue to rely on the contract manufacturer that is located at the same site to manage the operations of this new manufacturing facility. Additionally, we currently utilize specialized clinical vendors, clinical trial sites, consultants, and clinical research organizations, or CROs, to ensure the proper and timely conduct of our clinical trials, and we do not yet have a sales organization. We expect to significantly increase our investment in our manufacturing process and commercial organization as we prepare for the filing of a BLA with the FDA and a MAA with the EMA and prepare for a possible commercial launch of AR101.

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

Recently Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Results of Operations

Comparison of the Quarters Ended June 30, 2017 and 2016

	Quarter Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$22,191	$11,820	$10,371	88%
General and administrative	10,813	6,466	4,347	67%
Total operating expenses	33,004	18,286	14,718	80%
Loss from operations	(33,004)	(18,286)	(14,718)	80%
Interest income, net	507	147	360	245%
Net loss	$(32,497)	$(18,139)	$(14,358)	79%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the quarters ended June 30, 2017 and 2016:

	Quarter Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands)
External clinical-related expenses	$16,396	$7,060	$9,336	132%
Employee-related costs	3,526	2,932	594	20%
Stock-based compensation expense	1,191	1,272	(81)	(6)%
Facilities and other costs	1,078	556	522	94%
Total research and development expenses	$22,191	$11,820	$10,371	88%

Research and development expenses increased by $10.4 million for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016, primarily due to increased external clinical-related expenses, employee-related costs and facilities and other costs. External clinical-related costs increased primarily due to the progression of PALISADE, enrollment of patients in ARC004 and other AR101 clinical trials and contract manufacturing related costs of AR101 for clinical trials. Employee-related costs increased primarily due to increased headcount to support continued development of AR101. Facilities and other costs increased primarily due to increased rent expense from our new facility leases and other allocable costs due to increased headcount.

We expect research and development expenses to continue to increase as our clinical trials related to the AR101 development program progress, including the initiation and enrollment of patients in RAMSES and ARTEMIS and other AR101 studies, and as we develop additional CODIT product candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the quarters ended June 30, 2017 and 2016:

	Quarter Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands)
Employee-related costs	$3,048	$2,166	$882	41%
Stock-based compensation expense	3,008	1,802	1,206	67%
External professional services	4,327	1,963	2,364	120%
Facilities and other costs	430	535	(105)	(20)%
Total general and administrative expenses	$10,813	$6,466	$4,347	67%

General and administrative expenses increased by $4.3 million for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016, primarily due to increased employee-related costs, stock-based compensation expense and external professional services. Employee-related costs increased primarily due to increased headcount for additional administrative support as we continue to build infrastructure to support our clinical trials and potential commercialization of AR101. Stock-based compensation expense increased primarily due to increased headcount and higher valuation of stock options granted. External professional services increased primarily due to consulting services, including for commercial planning and support for AR101.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure, including the hiring of additional personnel, and incur expenses related to commercial planning for AR101.

Interest Income, net

Interest income, net, increased by $0.4 million for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016, primarily due to higher average cash, cash equivalents, and investment balances during the period.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$39,608	$21,796	$17,812	82%
General and administrative	19,737	12,189	7,548	62%
Total operating expenses	59,345	33,985	25,360	75%
Loss from operations	(59,345)	(33,985)	(25,360)	75%
Interest income, net	978	323	655	203%
Net loss	$(58,367)	$(33,662)	$(24,705)	73%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands)
External clinical-related expenses	$29,137	$13,350	$15,787	118%
Employee-related costs	6,386	5,178	1,208	23%
Stock-based compensation expense	2,177	2,217	(40)	(2)%
Facilities and other costs	1,908	1,051	857	82%
Total research and development expenses	$39,608	$21,796	$17,812	82%

Research and development expenses increased by $17.8 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to increased external clinical-related expenses, employee-related costs and facilities and other costs. External clinical-related costs increased primarily due to the progression of PALISADE, enrollment of patients in ARC004 and other AR101 clinical trials and contract manufacturing related costs of AR101 for clinical trials. Employee-related costs increased primarily due to increased headcount to support continued development of AR101. Facilities and other costs increased primarily due to increased rent expense from our new facility leases and other allocable costs due to increased headcount.

We expect research and development expenses to continue to increase as our clinical trials related to the AR101 development program progress, including the initiation and enrollment of patients in RAMSES and ARTEMIS and other AR101 studies, and as we develop additional CODIT product candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the quarters ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands)
Employee-related costs	$6,134	$4,039	$2,095	52%
Stock-based compensation expense	5,615	3,388	2,227	66%
External professional services	7,068	3,684	3,384	92%
Facilities and other costs	920	1,078	(158)	(15)%
Total general and administrative expenses	$19,737	$12,189	$7,548	62%

General and administrative expenses increased by $7.5 million for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016, primarily due to increased employee-related costs, stock-based compensation expense, and external professional services. Employee-related costs increased primarily due to increased headcount for additional administrative support as we continue to build infrastructure to support our clinical trials and potential commercialization of AR101. Stock-based compensation expense increased primarily due to increased headcount and higher valuation of stock options granted. External professional services increased primarily due to consulting services, including for commercial planning and support for AR101.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure, including the hiring of additional personnel, and incur expenses related to commercial planning for AR101.

Interest Income, net

Interest income, net, increased by $0.7 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to higher average cash, cash equivalents, and investment balances during the period.

Liquidity and Capital Resources

As of June 30, 2017, we had cash, cash equivalents and investments of $237.3 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory submissions for AR101, our lead CODITTM product candidate, and into 2019.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for, and begin to commercialize one or more of our product candidates, which we expect will be no earlier than late 2019 and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. For instance, in November 2016, we and Nestle Health Science entered into a securities purchase agreement, pursuant to which we issued and sold 7,552,084 shares of our common stock to Nestle Health Science for an aggregate cash purchase price of $145.0 million. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our future funding requirements will depend on many factors, including the following:

•

the time and cost necessary to complete our PALISADE trial, the related roll-over study (ARC004), our recently initiated RAMSES and ARTEMIS trials, as well as the time and costs associated with the other planned development activities for AR101 including the initiation and operation of ARC005 and ARC008;

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for AR101 or any future product candidate;
•	our research and development activities; or
•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize AR101 or any future product candidate.

Cash Flows

	Six Months Ended June 30,
	2017	2016	$ Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(43,352)	$(23,320)	$(20,032)
Investing activities	2,290	20,857	(18,567)
Financing activities	1,503	216	1,287
Net change in cash and cash equivalents	$(39,559)	$(2,247)	$(37,312)

Net Cash Used In Operating Activities

Net cash used in operating activities was $43.4 million for the six months ended June 30, 2017, an increase of $20.1 million from $23.3 million for the six months ended June 30, 2016. This increase was primarily due to higher net loss from operations resulting from increased research and development and general and administrative expenses.

Net Cash Provided By Investing Activities

Cash provided by investing activities was $2.3 million for the six months ended June 30, 2017, a decrease of $18.6 million from $20.9 million for the six months ended June 30, 2016. The decrease was primarily due to the timing of purchases of various investments we have made as we monitor the balance of our portfolio’s investments while managing our cash requirements.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2017, an increase of $1.3 million from $0.2 million for the six months ended June 30, 2016. The increase was due to an increase in the number of stock options exercised by employees.

As of June 30, 2017, we had cash, cash equivalents and investments of $237.3 million.

Contractual Obligations and Other Commitments

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except as follows.

In March 2015, we entered into a lease for our corporate headquarters in Brisbane, California for 11,665 square feet of office space. In August 2015, we entered into a lease amendment, pursuant to which we leased an additional 26,355 square feet of office space. In June 2017, we entered into a second lease amendment, under which we leased an additional 14,841 square feet of office space. The term for the additional space commences on January 1, 2018, or later upon the delivery of the premises to us, and terminates on June 30, 2024. Additionally, the term of the existing office space has been extended to be coterminous with the new space. No additional security deposit was required, and we are responsible for the operating expenses over base operating expenses as defined in the original lease agreement.

Total contractual obligation payments under our current contractual obligations, including the additional space under the second lease amendment, assuming that we take possession of the new facility on January 1, 2018, are as follows (in thousands):

	Years
	Total	Less than 1	1–3	3–5	More than 5
	(In thousands)
Operating leases (1), (2)	$17,887	$2,545	$5,202	$5,529	$4,611
Capital lease (3)	128	33	95	—	—
Total contractual obligations	$18,015	$2,578	$5,297	$5,529	$4,611

(1)	In June 2015, we signed a facility lease for a manufacturing facility in Clearwater, Florida. The lease calls for future aggregate lease payments of $1.7 million over a period of 10 years.
(2)	In June 2017, we entered into a second lease amendment for our corporate headquarters in Brisbane, California.
(3)	In December 2016, we entered into a capital lease for equipment related to the leased facility in Florida.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, therapeutic approach and our lead product candidate, AR101, which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $80.8 million, and $35.8 million for the years ended December 31, 2016 and 2015, respectively. Additionally, we incurred a net loss of $32.5 million and $18.1 million for the quarters ended June 30, 2017 and 2016, respectively, and $58.4 million and $33.7 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, our accumulated deficit was $192.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize AR101, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our CODIT therapeutic approach and AR101. As of June 30, 2017, we had capital resources consisting of cash, cash equivalents and investments of $237.3 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval for and prepare for the commercialization of AR101, and as we develop other product candidates.

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

We believe that our existing capital resources will be sufficient to fund our planned operations for the next 12 months and through expected regulatory submissions for AR101, our lead CODITTM product candidate, and into 2019. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates including possible future revenue streams. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the time and cost necessary to complete our PALISADE trial, the related roll-over study (ARC004), our recently initiated RAMSES and ARTEMIS trials, as well as the time and costs associated with the other planned development activities for AR101 including the initiation and operation of ARC005 and ARC008;

•

the number, size and type of additional clinical trials or studies that we choose to initiate or the FDA or a foreign regulatory authority requires us to complete for AR101 prior to or following submission of our Biologics License Application, or BLA, or other marketing approval applications, as well as the cost and time of such trials and studies;

•

the time and cost necessary to supply clinical trial materials for our clinical trials and develop a commercial-scale manufacturing process and establish commercial-scale manufacturing capacity for AR101;

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
•

the cost of manufacturing our product candidates and establishing commercial manufacturing capacity for AR101, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

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

As a result, our prospects, including our ability to finance our operations and generate revenue, will depend largely on the successful development, regulatory approval and commercialization of AR101. We do not expect that such commercialization will occur for at least the next two years, if ever. The clinical and commercial success of AR101 will depend on a number of factors, many of which are out of our control, including the following:

•	the results from our ongoing and planned clinical trials, including PALISADE and related roll-over study, and the RAMSES and ARTEMIS trials, as well as ARC008;
•	the frequency and severity of adverse effects experienced by patients treated with AR101;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials and of similar academic research studies. For example, the positive results generated in our Phase 2 clinical trials of AR101 do not ensure that our PALISADE, RAMSES or ARTEMIS trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or commercial acceptance for our product candidates in the indications that we are seeking or at all.

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

Conducting clinical trials in foreign countries, as we are doing for our PALISADE, RAMSES and ARTEMIS trials, presents additional risks that may delay completion of our clinical trials. These risks include a foreign regulatory authority imposing additional requirements prior to the commencement of clinical trials in a foreign country, the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, complying with data privacy regulations in the European Union and Canada, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks relevant to such foreign countries. For example, clinical trial materials in the European Union must be certified and released by a designated qualified person, which can delay the release of clinical trial materials to clinical sites in the European Union. In addition, the FDA may determine that our clinical trial results obtained in foreign subjects are not representative of the U.S. patient population and are thus not supportive of a BLA approval in the United States.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or foreign equivalents of the institutions in which such studies are being conducted, by an independent Safety Review Board for such clinical trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, failure to pass inspections of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the product, changes in governmental regulations or administrative actions, issues with the quality of or the manufacturing process used to produce our clinical trial materials or lack of adequate funding to continue the clinical trial. For example, the protocols for certain of our clinical trials require that patients participate in food challenges where they receive increasing amounts of the food to which they are allergic. In our clinical trials, participation in these food challenges has resulted in allergic reactions severe enough to require treatment with epinephrine. It is possible that patients could have allergic reactions severe enough to require hospitalization or even cause death. In such an event, we could be required to suspend or terminate our clinical trials.

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

•	the FDA or the applicable foreign regulatory authority may require development of a REMS as a condition of approval or post-approval that is more extensive than proposed by us;
•	our inability to demonstrate that the manufacturing process for AR101 is adequately controlled to ensure that all product produced meets required quality standards;
•	the FDA or the applicable foreign regulatory authority may fail to approve the manufacturing facilities or testing laboratories that we use; or
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

We do not currently have the internal capability to produce our clinical or commercial supply of AR101, and we lack the internal resources and the capability to manufacture any product candidates on a nonclinical, clinical or commercial scale. The FDA and other comparable foreign regulatory authorities must, pursuant to inspections that will be conducted before and after we submit our BLA or relevant foreign regulatory submission, approve our contract manufacturers to manufacture AR101 or any future product candidates.

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

We intend to rely on third-party manufacturers to develop a commercial-scale manufacturing process for AR101. While we have identified potential manufacturing partners for the commercial supply of drug product used in AR101 and the packaging of AR101, we have not yet entered into agreements with respect to either supply. Aspects of our manufacturing process for AR101 are complex and our existing manufacturing process will need to be scaled up to meet our anticipated commercial requirements. If we and our third-party manufacturers are not able to develop successfully a commercial manufacturing process or do so in a timely manner, we will not be able to initiate commercialization of AR101 within our estimated timeline, if at all. We anticipate that we will initially be dependent on a single contract manufacturer for the production of the drug product used in AR101 and a single contract manufacturer for the packaging of AR101 and that during such time, our commercialization efforts will be substantially dependent on such contract manufacturers’ ability to scale up the manufacturing process for AR101. In addition, we will need to continue to make substantial investments in the AR101 manufacturing and supply chain in order to support its commercial production. Any delay in making that investment and acquiring the necessary infrastructure could delay commercial production of AR101.

Supplying our ongoing clinical trials and planned clinical trials is a complex operation.

Supplying appropriate clinical trial materials for our ongoing and planned clinical trials on a timely basis is a complex operation. There are multiple doses in the up-dosing phase of our AR101 clinical trials. In addition, each subject can proceed through the up-dosing phase at a different rate depending on how the subject responds to each new dose. For example, a subject can move up to the next dose, remain on the current dose or move down to the prior lower dose during the up-dosing phase of our trials. We believe that this dosing flexibility improves outcomes for clinical trial subjects. But this dosing flexibility also increases the complexity of supplying the appropriate doses to each clinical site on a timely basis. The complexity of our logistics operations for our clinical trial materials has increased in 2017 as we initiated several new clinical trials of AR101, including RAMSES and ARTEMIS. In addition, we conduct clinical trials in Europe. EU regulations require that each lot of clinical trial material be certified and released by a designated qualified person. This certification and release process in the EU can cause delays in supplying clinical trial materials to clinical sites. Any delays or errors in our AR101 supply chain logistics could delay or adversely affect our clinical trials.

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

As of June 30, 2017, we had 102 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize AR101 or any future product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially affect our business.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.  We will be evaluating our internal controls systems to allow management to report on, and eventually our independent auditors will attest to, the effectiveness of the operation of our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and eventual auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. Based on our market capitalization at June 30, 2017, we will cease to be an emerging growth company at December 31, 2017 and, accordingly, will be required to comply with, among other things, the auditor attestation requirements of Section 404 for our 2017 Annual Report.

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

If we or a collaborator seek to commercialize AR101 outside the United States, we expect that we will be subject to additional risks related to entering into these international markets or business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;
•	different approaches by reimbursement agencies regarding the assessment of the cost effectiveness of AR101;
•	differing U.S. and foreign drug import and export rules;
•	reduced protection for intellectual property rights in certain foreign countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	different reimbursement systems for food allergy medications and for clinicians treating food allergy patients;
•	different data privacy regulations, especially in the European Union;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	potential liability resulting from activities conducted on our behalf by distributors or other vendors we engage; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

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

We have ongoing business in the United Kingdom and the European Union, including employees in the United Kingdom. Further, our ongoing PALISADE phase 3 clinical trial for AR101 includes clinical sites in the United Kingdom and other European Union member nations and we are conducting our recently initiated ARTEMIS study solely in Europe. Any application for Marketing Authorization, or MA, for AR101 or any other product candidate that we may file in the future must be filed by an entity located in a European Union member nation. The lack of clarity about future United Kingdom laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, includes regulations related to clinical trials, marketing authorization for drug products, intellectual property rights and employment and labor matters. A lack of clarity in these areas, which are central to the development of our product candidates in the United Kingdom and the European Union and our ongoing business activities in the United Kingdom, may cause operational and strategic uncertainty for us as we consider the timing of and requirements for approval in the United Kingdom for AR101 and the effect of a potential withdrawal on our employees located in the United Kingdom.

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

Furthermore, our contract manufacturer and integral parties in our supply chain, are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. In particular, our manufacturing facility for AR101 is located in Florida, which in the past has experienced severe hurricanes. In addition, the source material for AR101 is a specific type of peanut flour that is grown and processed in Georgia, which in the past has experienced tornadoes and hurricanes. If hurricanes or other natural disasters were to affect our contract manufacturer or our supply chain, it could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations; however, it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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
•

announcements concerning our competitors or the pharmaceutical industry in general, including DBV’s release of its phase 3 clinical trials results which we expect to be released during the second half of 2017;

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

As of June 30, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 65% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

c)	Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective as of June 23, 2017, we entered into a second amendment (the “Second Amendment”) to our existing office lease with Diamond Marina LLC and Diamond Marina II LLC. Pursuant to the Second Amendment, we will lease an additional 14,841 square feet of office space (the “Expansion Space”) at our existing headquarters location in Brisbane, CA. The lease for the Expansion Space commences on January 1, 2018, or later upon delivery of the premises to us, and terminates on June 30, 2024. The annual rent for the Expansion Space begins at approximately $650,000 per annum and increases on a yearly basis such that the rent for 2024 on an annualized basis is approximately $785,000. In addition, the term of the lease for our existing office space has been extended so that it is coterminous with the lease for the Expansion Space, an extension of 31 months. The Second Amendment provides for the continued 3.0% existing annual increase for the existing premises over the 31 extension period for the existing premises.

The foregoing description of the material terms of the Second Amendment is qualified entirely by reference to the Second Amendment, which is filed herewith as Exhibit 10.2.

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

Aimmune Therapeutics, Inc.

Date: August 8, 2017	By:	/s/ Stephen G. Dilly
Stephen G. Dilly, M.B.B.S., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Aimmune Therapeutics, Inc.

Date: August 8, 2017	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

op
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	8/11/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

10.1#	Executive Employment Agreement, dated April 28, 2017, by and between the Company and Eric Bjerkholt.	10-Q	5/8/2017	10.1

10.2	Second Amendment to Office Lease, dated June 27, 2017, by and between, the Company, Diamond Marina LLC and Diamond Marina II LLC				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Indicates management contract or compensatory plan.
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