Form 10-Q
period 2017-09-30
Aimmune Therapeutics, Inc.
filed 2017-11-06
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the registrant had 50,863,611 shares of common stock, $0.0001 par value per share, outstanding.

AIMMUNE THERAPEUTICS, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,821	$124,010
Short-term investments	138,209	124,921
Prepaid expenses and other current assets	6,063	2,749
Total current assets	218,093	251,680
Long-term investments	—	33,602
Property and equipment, net	14,940	10,391
Prepaid expenses and other assets	637	3,116
Total assets	$233,670	$298,789
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,301	$1,427
Accrued liabilities	16,848	9,921
Other current liabilities	38	102
Total current liabilities	21,187	11,450
Other liabilities	1,894	1,367
Total liabilities	23,081	12,817
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, par value $0.0001 per share—290,000 shares authorized as of September 30, 2017, and December 31, 2016; 50,695 and 50,204 shares issued and outstanding as of September 30, 2017, and December 31, 2016, respectively (including 82 and 200 shares subject to repurchase, legally issued and outstanding as of September 30, 2017, and December 31, 2016, respectively)	5	5
Additional paid-in capital	434,974	420,151
Accumulated other comprehensive loss	(74)	(27)
Accumulated deficit	(224,316)	(134,157)
Total stockholders’ equity	210,589	285,972
Total liabilities and stockholders’ equity	$233,670	$298,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses
Research and development	$21,063	$15,888	$60,671	$37,684
General and administrative	11,226	6,353	30,963	18,542
Total operating expenses	32,289	22,241	91,634	56,226
Loss from operations	(32,289)	(22,241)	(91,634)	(56,226)
Interest income, net	497	155	1,475	478
Net loss	$(31,792)	$(22,086)	$(90,159)	$(55,748)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	61	(17)	(47)	102
Comprehensive loss	$(31,731)	$(22,103)	$(90,206)	$(55,646)

Net loss per common share, basic and diluted	$(0.63)	$(0.53)	$(1.79)	$(1.33)
Weighted average shares used in computing net loss per common share, basic and diluted	50,458	41,997	50,254	41,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(90,159)	$(55,748)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	703	393
Stock-based compensation expense	11,871	9,093
Amortization of premium on investment securities	477	748
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(835)	4,422
Accounts payable	2,874	(393)
Accrued liabilities	6,927	7,131
Other liabilities	464	352
Net cash used in operating activities	(67,678)	(34,002)
Cash flows from investing activities:
Purchase of property and equipment	(5,252)	(6,725)
Purchase of investments	(109,391)	(103,537)
Maturities of investments	129,180	143,697
Net cash provided by investing activities	14,537	33,435
Cash flows from financing activities:
Net cash proceeds from exercise of stock options, including early exercise	2,952	801
Net cash provided by financing activities	2,952	801
Net increase (decrease) in cash and cash equivalents	(50,189)	234
Cash and cash equivalents at the beginning of the period	124,010	76,677
Cash and cash equivalents at the end of the period	$73,821	$76,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Since inception, we have incurred net losses and negative cash flows from operations. During the quarter and nine months ended September 30, 2017, we incurred a net loss of $31.8 million and $90.2 million, respectively, and during the nine months ended September 30, 2017, we used $67.7 million of cash in operations. As of September 30, 2017, we had an accumulated deficit of $224.3 million, and we do not expect to experience positive cash flows in the near future. As of September 30, 2017, we had cash, cash equivalents and investments of $212.0 million. We believe that our existing capital resources will be sufficient to fund our planned operations for the next 12 months and through expected regulatory submissions for AR101, our lead CODITTM product candidate, and into 2019. We have financed our operations to date primarily through private placements of our equity securities and our initial public offering, or IPO, of common stock in August 2015. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include raising additional capital, the successful and timely completion of our clinical trials, our ability to control expenses, obtaining U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval, and generating sufficient revenue in the United States and Europe. Failure to obtain FDA and EMA approval, commercialize our lead product candidate, manage discretionary expenditures, or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the quarter and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any other interim period or for any other future year. We operate in one reportable segment.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the quarter and nine months ended September 30, 2017, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, except as disclosed below.

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

The following tables set forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$38,725	$—	$—	$38,725
Corporate securities	—	906	—	906
Commercial paper	—	31,190	—	31,190
US government securities	—	3,000	—	3,000
Total cash and cash equivalents	$38,725	$35,096	$—	$73,821
Investments:
Agency securities	$—	$13,421	$—	$13,421
Corporate securities	—	39,167	—	39,167
Commercial paper	—	27,113	—	27,113
U.S. government securities	—	58,508	—	58,508
Total investments	$—	$138,209	$—	$138,209

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$107,977	$—	$—	$107,977
Commercial paper	—	16,033	—	16,033
Total cash and cash equivalents	$107,977	$16,033	$—	$124,010
Investments:
Agency securities	$—	$45,571	$—	$45,571
Corporate securities	—	22,031	—	22,031
Commercial paper	—	8,669	—	8,669
U.S. government securities	—	82,252	—	82,252
Total investments	$—	$158,523	$—	$158,523

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value. During the quarter and nine months ended September 30, 2017 and 2016, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, as of September 30, 2017 and December 31, 2016, are as follows (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$13,434	$—	$(13)	$13,421
Corporate securities	40,086	—	(13)	40,073
Commercial paper	58,303	—	—	58,303
U.S. government securities	61,557	—	(49)	61,508
Total available-for-sale investments	$173,380	$—	$(75)	$173,305

	December 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Agency securities	$45,591	$5	$(25)	$45,571
Corporate securities	22,050	2	(21)	22,031
Commercial paper	24,702	—	—	24,702
U.S. government securities	82,240	15	(3)	82,252
Total available-for-sale investments	$174,583	$22	$(49)	$174,556

At September 30, 2017, all of the available-for-sale securities have contractual maturities within one year. We periodically review our available-for-sale investments for other-than-temporary impairment loss. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarter and nine months ended September 30, 2017 and 2016, we did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Computer equipment	$1,211	$850
Leased equipment	100	—
Furniture and equipment	1,132	776
Manufacturing equipment	805	703
Leasehold improvements	2,999	—
Building	688	—
Construction in progress	9,351	8,749
Property and equipment, gross	16,286	11,078
Less: accumulated depreciation	(1,346)	(687)
Property and equipment, net	$14,940	$10,391

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Compensation and benefits	$4,155	$3,195
Research and development	10,250	5,154
Professional and consulting	2,401	967
Other	42	605
Total accrued liabilities	$16,848	$9,921

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

Year Ending December 31,
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

6. Stock-Based Compensation

Equity Incentive Plan

In January 2013, we adopted our Stock Plan (the “2013 Plan”) and in July 2015, we adopted a new Stock Plan (the “2015 Plan”). Upon consummation of our IPO, the 2013 Plan was terminated and no further shares are reserved for issuance under the 2013 Plan.  As of September 30, 2017, there were 4.5 million shares reserved for future issuance under our 2015 Plan. As of September 30, 2017, there were 6.9 million shares subject to outstanding options under our Plans.

The 2013 Plan allowed employees to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. Such an exercise is not substantive for accounting purposes. Therefore, the payment received by us for the exercise price is recognized as an early exercise liability on the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of September 30, 2017 and December 31, 2016, 82,202 and 199,538 unvested shares, respectively, were legally issued and outstanding. In connection with these unvested shares, we have recorded an early exercise liability as of September 30, 2017, of $11,900, which is included in other current liabilities in the condensed consolidated balance sheet. These shares are excluded from basic and diluted net loss per share until our repurchase right lapses and the shares are no longer subject to the repurchase feature.

Option activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options and Unvested Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2016	5,628,907	$9.50	9.02	$61,617
Options granted	2,235,800	$19.83
Options exercised and shares vested	(590,657)	$5.72
Options cancelled	(343,499)	$8.25
Balance, September 30, 2017	6,930,551	$13.44	8.33	$79,798
Options vested and expected to vest as of September 30, 2017	6,579,648	$13.25	8.29	$77,060
Options exercisable as of September 30, 2017	3,352,360	$8.26	7.45	$55,414

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of September 30, 2017. The 2013 Plan provided for early exercise, therefore, all our outstanding stock options issued under that plan are exercisable.

As of September 30, 2017 and 2016, there was $44.3 million and $29.2 million, respectively, of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over the weighted-average remaining vesting period of 2.7 years and 2.9 years, respectively.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2016	17,000	$14.01
Awarded	—	—
Released	(17,000)	14.01
Forfeited	—	—
Unvested Balance, September 30, 2017	—	—

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

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (in years)	6.0	6.1	6.0	6.0
Expected volatility	71.1%	75.9%	73.0%	74.5%
Risk free interest rate	2.1%	1.1%	2.1%	1.7%
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value	$14.57	$9.61	$12.89	$10.19

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, reflected in the condensed consolidated statements of comprehensive loss is as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$1,305	$1,493	$3,482	$3,710
General and administrative	2,774	1,995	8,389	5,383
Total stock-based compensation expense	$4,079	$3,488	$11,871	$9,093

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	6,930,551	5,956,839	6,930,551	5,956,839
Restricted stock units	—	17,000	—	17,000

8. Related Party Transaction

In June 2017, Mark McDade, a member of our Board of Directors, joined the Board of Directors of MyHealthTeams, a private company that creates social networks for people living with chronic conditions by partnering with pharmaceutical and healthcare companies. We entered into an agreement with MyHealthTeams in 2015 under which they provide services to us. During the quarter and nine months ended September 30, 2017, our payments to MyHealthTeams pursuant to such agreement were $0.1 million. During the quarter and nine months ended September 30, 2016, our payments to MyHealthTeams pursuant to such agreement were zero and $0.2 million, respectively. At September 30, 2017 and December 31, 2016, the balance of the accrued liability under the MyHealthTeams agreement was $0.2 million and zero, respectively.

9. Subsequent Event

On October 16, 2017, we announced a clinical collaboration with Regeneron and its strategic alliance collaborator, Sanofi, to study AR101 treatment with adjunctive dupilumab in peanut-allergic patients in a Phase 2 clinical trial, which will evaluate if adjunctive treatment with AR101 and dupilumab can help further protect people with peanut allergies. Regeneron will sponsor the clinical trial, and we will provide clinical supply of AR101 and food challenge materials. The planned Phase 2 clinical trial is expected to begin in 2018.

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

Our lead CODIT product candidate, AR101, is an investigational biologic for the treatment of patients with peanut allergy, which affects approximately three million patients in the United States and three million patients in Europe. AR101 has received Fast Track and Breakthrough Therapy Designations for the treatment of patients 4-17 years from the United States Food and Drug Administration, or FDA. Our initial target patient population is children and adolescents in the 4-17 age group, which we estimate will reach approximately 1.6 million patients in the United States alone by 2018. We have completed a double-blind placebo-controlled Phase 2 trial of AR101 in 55 patients ages 4-21 years, have analyzed longer-term safety and efficacy data from our ongoing open-label Phase 2 trial and have received feedback from regulatory authorities, including the FDA and the European Medicines Agency, or EMA, providing guidance on our Phase 3 registration program. In late 2015, we initiated a Phase 3 efficacy trial of AR101 in the United States, Canada and Europe, which we refer to as the PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults) trial. We completed global enrollment of 554 patients ages 4-49 in November 2016 and anticipate final study visits will be completed for the PALISADE trial around year-end 2017. In December 2016, we began enrolling eligible patients who had completed PALISADE into a related open-label roll-over trial, which we refer to as the ARC004 trial. In May 2017, we enrolled the first patient in our real-world experience safety trial of AR101 in the United States and Canada in patients ages 4-17, which we refer to as the RAMSES (Real-World AR101 Market-Supporting Experience Study in Peanut Allergic Children Ages 4-17 Years) trial. In addition, in July 2017, we enrolled the first patient in our European Phase 3 efficacy trial designed with a higher efficacy bar in the same age group, which we refer to as the ARTEMIS (AR101 Trial in Europe Measuring oral Immunotherapy Success) trial. Based on discussions with the FDA in the beginning of 2017, we anticipate that the safety database for a Biologics License Application, or BLA, will need to include data from at least 600 patients ages 4-17 treated with AR101 at the target maintenance dose of 300 mg per day. We expect to meet this requirement with patients from the PALISADE, ARC004 and RAMSES trials. In Europe, we expect that data from the PALISADE, ARC004, RAMSES and ARTEMIS trials will form the basis for a Marketing Authorization Application, or MAA, filing with the European Medicines Agency, or EMA. We expect to have topline data available from our PALISADE trial in the first quarter of 2018, and we intend to file a BLA in the United States and an MAA in the European Union in late 2018.

We maintain worldwide commercial rights to all of our product candidates, including AR101 and, if approved, currently intend to commercialize in the United States and Europe with our own specialty sales force calling on allergists in the United States and allergy-focused clinicians in major European markets.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our lead CODIT product candidate, AR101. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $31.8 million and $90.2 million for the quarter and nine months ended September 30, 2017, respectively, and used $67.7 of cash in operations for the nine months ended September 30, 2017. As of September 30, 2017, our accumulated deficit was $224.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize AR101, and as we develop other product candidates.

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

We currently utilize contract manufacturers for all of our manufacturing activities. In June 2015, we entered into a lease for a manufacturing facility in Clearwater, Florida. In June 2017, we completed construction of the manufacturing facility within the leased building, which we intend to handle full-scale cGMP (current Good Manufacturing Practices) commercial production of AR101, if approved, and supply future clinical trials of AR101. We anticipate that this manufacturing facility will be operational in the first half of 2018. We plan to continue to rely on the contract manufacturer that is located at the same site to manage the operations of this new manufacturing facility. Additionally, we currently utilize specialized clinical vendors, clinical trial sites, consultants, and clinical research organizations, or CROs, to ensure the proper and timely conduct of our clinical trials, and we do not yet have a sales organization. We expect to significantly increase our investment in our manufacturing process and commercial organization as we prepare for the filing of a BLA with the FDA and a MAA with the EMA and prepare for a possible commercial launch of AR101.

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

Components of Results of Operations

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities. Research and development expenses consist primarily of external clinical-related expenses, employee-related costs, stock-based compensation expense, and facilities and other costs, which include the following:

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

Results of Operations

Comparison of the Quarters Ended September 30, 2017 and 2016

	Quarter Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$21,063	$15,888	$5,175	33%
General and administrative	11,226	6,353	4,873	77%
Total operating expenses	32,289	22,241	10,048	45%
Loss from operations	(32,289)	(22,241)	(10,048)	45%
Interest income, net	497	155	342	221%
Net loss	$(31,792)	$(22,086)	$(9,706)	44%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the quarters ended September 30, 2017 and 2016:

	Quarter Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands)
External clinical-related expenses	$13,881	$11,609	$2,272	20%
Employee-related costs	4,508	2,180	2,328	107%
Stock-based compensation expense	1,305	1,493	(188)	(13)%
Facilities and other costs	1,369	606	763	126%
Total research and development expenses	$21,063	$15,888	$5,175	33%

Research and development expenses increased by $5.2 million for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, primarily due to increased external clinical-related expenses, employee-related costs and facilities and other costs. External clinical-related costs increased primarily due to the progression of PALISADE, enrollment of patients in ARC004 and RAMSES, and contract manufacturing related costs of AR101 for clinical trials. Employee-related costs increased primarily due to increased headcount to support continued development of AR101. Facilities and other costs increased primarily due to increased rent expense from our new facility leases and other allocable costs due to increased headcount.

We expect research and development expenses to continue to increase as our clinical trials related to the AR101 development program progress, including the initiation and enrollment of patients in ARTEMIS and other AR101 studies, and as we develop additional CODIT product candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the quarters ended September 30, 2017 and 2016:

	Quarter Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands)
Employee-related costs	$3,578	$1,838	$1,740	95%
Stock-based compensation expense	2,774	1,995	779	39%
External professional services	4,459	2,015	2,444	121%
Facilities and other costs	415	505	(90)	(18)%
Total general and administrative expenses	$11,226	$6,353	$4,873	77%

General and administrative expenses increased by $4.9 million for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, primarily due to increased employee-related costs, stock-based compensation expense and external professional services. Employee-related costs increased primarily due to increased headcount for additional administrative support as we continue to build infrastructure to support our clinical trials and potential commercialization of AR101. Stock-based compensation expense increased primarily due to increased headcount and higher valuation of stock options granted. External professional services increased primarily due to consulting services, including for commercial planning and support for AR101.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure, including the hiring of additional personnel, and incur expenses related to commercial planning for AR101.

Interest Income, net

Interest income, net, increased by $0.3 million for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, primarily due to higher average cash, cash equivalents, and investment balances during the period.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$60,671	$37,684	$22,987	61%
General and administrative	30,963	18,542	12,421	67%
Total operating expenses	91,634	56,226	35,408	63%
Loss from operations	(91,634)	(56,226)	(35,408)	63%
Interest income, net	1,475	478	997	209%
Net loss	$(90,159)	$(55,748)	$(34,411)	62%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands)
External clinical-related expenses	$43,018	$24,959	$18,059	72%
Employee-related costs	10,894	7,358	3,536	48%
Stock-based compensation expense	3,482	3,710	(228)	(6)%
Facilities and other costs	3,277	1,657	1,620	98%
Total research and development expenses	$60,671	$37,684	$22,987	61%

Research and development expenses increased by $23.0 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to increased external clinical-related expenses, employee-related costs and facilities and other costs. External clinical-related costs increased primarily due to the progression of PALISADE, enrollment of patients in ARC004 and RAMSES and contract manufacturing related costs of AR101 for clinical trials. Employee-related costs increased primarily due to increased headcount to support continued development of AR101. Facilities and other costs increased primarily due to increased rent expense from our new facility leases and other allocable costs due to increased headcount.

We expect research and development expenses to continue to increase as our clinical trials related to the AR101 development program progress, including the initiation and enrollment of patients in ARTEMIS and other AR101 studies, and as we develop additional CODIT product candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands)
Employee-related costs	$9,712	$5,877	$3,835	65%
Stock-based compensation expense	8,389	5,383	3,006	56%
External professional services	11,527	5,699	5,828	102%
Facilities and other costs	1,335	1,583	(248)	(16)%
Total general and administrative expenses	$30,963	$18,542	$12,421	67%

General and administrative expenses increased by $12.4 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to increased employee-related costs, stock-based compensation expense, and external professional services. Employee-related costs increased primarily due to increased headcount for additional administrative support as we continue to build infrastructure to support our clinical trials and potential commercialization of AR101. Stock-based compensation expense increased primarily due to increased headcount and higher valuation of stock options granted. External professional services increased primarily due to consulting services for commercial planning and support for AR101.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure, including the hiring of additional personnel, and incur expenses related to commercial planning for AR101.

Interest Income, net

Interest income, net, increased by $1.0 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to higher average cash, cash equivalents, and investment balances during the period.

Liquidity and Capital Resources

As of September 30, 2017, we had cash, cash equivalents and investments of $212.0 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory submissions for AR101, our lead CODITTM product candidate, and into 2019.

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

Our future funding requirements will depend on many factors, including the following:

•

the time and cost necessary to complete our PALISADE trial, the related roll-over study (ARC004), our RAMSES and ARTEMIS trials, as well as the time and costs associated with the other planned development activities for AR101 including the initiation and operation of ARC005 and ARC008;

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for AR101 or any future product candidate;
•	our research and development activities; or
•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize AR101 or any future product candidate.

Cash Flows

	Nine Months Ended September 30,
	2017	2016	$ Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(67,678)	$(34,002)	$(33,676)
Investing activities	14,537	33,435	(18,898)
Financing activities	2,952	801	2,151
Net change in cash and cash equivalents	$(50,189)	$234	$(50,423)

Net Cash Used In Operating Activities

Net cash used in operating activities was $67.7 million for the nine months ended September 30, 2017, an increase of $33.7 million from $34.0 million for the nine months ended September 30, 2016. This increase was primarily due to higher net loss from operations resulting from increased research and development and general and administrative expenses.

Net Cash Provided By Investing Activities

Cash provided by investing activities was $14.5 million for the nine months ended September 30, 2017, a decrease of $18.9 million from $33.4 million for the nine months ended September 30, 2016. The decrease was primarily due to the timing of purchases of various investments we have made as we monitor the balance of our portfolio’s investments while managing our cash requirements.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $3.0 million for the nine months ended September 30, 2017, an increase of $2.2 million from $0.8 million for the nine months ended September 30, 2016. The increase was due to an increase in the number of stock options exercised by employees.

As of September 30, 2017, we had cash, cash equivalents and investments of $212.0 million.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, therapeutic approach and our lead product candidate, AR101, which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $80.8 million, and $35.8 million for the years ended December 31, 2016 and 2015, respectively. Additionally, we incurred a net loss of $31.8 million and $22.1 million for the quarters ended September 30, 2017 and 2016, respectively, and $90.2 million and $55.7 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, our accumulated deficit was $224.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize AR101, and as we develop other product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our CODIT therapeutic approach and AR101. As of September 30, 2017, we had capital resources consisting of cash, cash equivalents and investments of $212.0 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval for and prepare for the commercialization of AR101, and as we develop other product candidates.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•

the time and cost necessary to complete our PALISADE trial, the related roll-over study (ARC004), our RAMSES and ARTEMIS trials, as well as the time and costs associated with the other planned development activities for AR101 including the initiation and operation of ARC005 and ARC008;

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

As a result, our prospects, including our ability to finance our operations and generate revenue, will depend largely on the successful development, regulatory approval and commercialization of AR101. We do not expect that such commercialization will occur for at least the next two years, if ever. The clinical and commercial success of AR101 will depend on a number of factors, many of which are out of our control, including the following:

•	the results from our ongoing and planned clinical trials, including our PALISADE trial and related roll-over study, and our RAMSES and ARTEMIS trials, as well as ARC008;
•

the frequency and severity of adverse effects experienced by patients treated with AR101, including in any clinical trials we may pursue with collaborators such as our recently announced Phase 2 trial sponsored by Regeneron evaluating AR101 treatment with adjunctive duplilumab;

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

The success of our ongoing PALISADE clinical trial of AR101 will depend in part on whether the trial’s primary efficacy endpoints are achieved.  There are two statistical analysis plans for PALISADE: one is designed to support a BLA with the FDA, and the other to support a Marketing Authorization Application, or MAA, with the EMA. The primary endpoint for the BLA is the proportion of subjects ages 4–17 who tolerate a single highest dose of at least 600 mg in the exit double blind placebo controlled food challenge, or DBPCFC, after six months of maintenance therapy. As part of the statistical analysis plan’s requirements for success as agreed with the FDA, the study must demonstrate at least a 15% superiority margin of the AR101 arm over the placebo arm; the study is powered greater than 90% to detect this difference. Tolerating single highest doses of at least 300 mg and 1,000 mg are secondary endpoints for the BLA. The primary endpoint for the MAA is the proportion of subjects ages 4–17 who tolerate a single highest dose of at least 1,000 mg. There is no requirement to demonstrate a 15% margin of superiority for the MAA. Tolerating single highest doses of at least 300 mg and 600 mg are secondary endpoints for the MAA. If PALISADE does not meet the primary endpoints designed to support the BLA or the MAA for AR101, our business and results of operations will be materially harmed

In addition, even though AR101 was granted Breakthrough Therapy designation by the FDA for oral immunotherapy of peanut allergic children and adolescents (ages 4 through 17), we may not experience a faster development, review or approval process compared to conventional FDA procedures. Generally, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy status allows us to hold additional meetings with the FDA during the development process and to receive advice from the FDA regarding development and approval for AR101. For example, we have held and we intend to continue to request discussions with the FDA on a number of topics for AR101, including the sufficiency of our clinical data for subjects over 17 years of age to support approval in certain adult subgroups.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials and of similar academic research studies. For example, our Phase 2 clinical trial of AR101, called ARC001, demonstrated that approximately six months of AR101 treatment significantly raised the level of tolerance of peanut protein, compared to placebo. The observed differences in response rate between AR101 and placebo groups on the Intent-to-Treat, or ITT, analysis were 60% for the 300-mg endpoint (95% confidence interval of 34-87%) and 62% for the 600-mg endpoint (95% confidence interval of 37-87%). The lower bound of the 95% confidence interval on the ARC001 ITT analysis greatly exceeded the minimally clinically meaningful difference of 15% agreed to with the FDA for the Phase 3 PALISADE study primary endpoint. Consistent with the known mechanisms of OIT, transient allergic symptoms occurred in nearly all AR101 subjects, with 96% of those symptoms being mild, not dose-limiting, and not requiring medical intervention. No adverse events were graded as severe. Gastrointestinal symptoms were the most common treatment-related adverse events in both the AR101 and the placebo subjects.  The positive results generated in ARC001 do not ensure that our PALISADE, RAMSES or ARTEMIS trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or commercial acceptance for our product candidates in the indications that we are seeking or at all.

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

•	obtain institutional review board, or IRB, or foreign equivalent approval at each site;
•	recruit suitable patients to participate in a clinical trial, including, in particular, a sufficient number of adult patients to support approval in that patient population;
•	have patients complete a clinical trial or return for post-treatment follow-up;
•	ensure that clinical sites observe clinical trial protocols, operate in accordance with good clinical practice standards, or continue to participate in a clinical trial;
•	address any patient safety concerns that arise during the course of a clinical trial, particularly with respect to the DBPCFCs;
•	address any conflicts with new or existing laws or regulations;
•	initiate or add a sufficient number of clinical trial sites;
•	demonstrate that the manufacturing process for AR101 is adequately controlled to ensure that all product produced meets required quality and regulatory standards;
•	manufacture sufficient quantities of product candidate for use in clinical trials; or
•	provide clinical trial materials to our clinical sites on a timely basis.

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

In accordance with our food allergy clinical trial protocols, in certain clinical trials we utilize a DBPCFC procedure. This consists of giving the offending food protein to patients in order to assess the sensitivity of their food allergy, and thus to assess the safety and efficacy of our product candidates versus placebo. The food challenge protocol is meant to induce objective symptoms of an allergic reaction. These oral food challenge procedures can potentially trigger anaphylaxis, a potentially life-threatening systemic allergic reaction. Even though these procedures are well-controlled, standardized, and performed in highly specialized centers with or near intensive care units, there are inherent risks in conducting a clinical trial of this nature. Such risks may dissuade patients or parents of patients from electing to participate in our clinical trials. In addition, an uncontrolled allergic reaction could potentially lead to a serious or even fatal reaction and any such serious clinical event could potentially adversely affect our clinical development timelines, including a complete clinical hold on our food allergy clinical trials. For instance, we are aware of one clinical trial for a peanut allergy treatment that was terminated by its safety monitoring committee because of severe adverse events arising from the administration of food challenges. We may also become liable to subjects who participate in our clinical trials and experience any such serious or fatal reactions. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition, prospects, and stock price.

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

Of the large number of drugs and biologics in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. In addition, the FDA has never approved a drug for treating food allergy through desensitization and, in particular, has never approved a drug based on efficacy as measured by a DBPCFC, which is the testing mechanism for determining the desensitization efficacy of AR101.

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

If safety problems relating to AR101 are identified in our clinical trials or in any clinical trials conducted by collaborators prior to approval of AR101, the FDA or other regulatory agencies may not approve AR101, may limit the population it is used in or may require warnings on the label. If AR101 is ultimately approved and we or others later identify undesirable side effects caused by AR101, the FDA or other regulatory agencies may require that we amend the labeling of AR101, require additional warnings, create a medication guide outlining the risks of such side effects for distribution to patients, order us to recall AR101 or even withdraw marketing approval for AR101. In addition, we could be sued and held liable for harm caused to patients and our reputation may suffer. Each of these events could prevent us from achieving or maintaining market acceptance of AR101, if approved, and could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

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

We have completed construction of a manufacturing facility in a leased building in Clearwater, Florida, at the site of our primary contract manufacturer; however, we do not directly control the manufacturing operations of our contract manufacturers, and we are completely dependent on them for operating that facility and for compliance with cGMP for manufacture of AR101. If the contract manufacturer operating that facility or our other contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Supplying appropriate clinical trial materials for our ongoing and planned clinical trials on a timely basis is a complex operation. There are multiple doses in the up-dosing phase of our AR101 clinical trials. In addition, each subject can proceed through the up-dosing phase at a different rate depending on how the subject responds to each new dose. For example, a subject can move up to the next dose, remain on the current dose or move down to the prior lower dose during the up-dosing phase of our trials. We believe that this dosing flexibility improves outcomes for clinical trial subjects. But this dosing flexibility also increases the complexity of supplying the appropriate doses to each clinical site on a timely basis. The complexity of our logistics operations for our clinical trial materials increased significantly in 2017 as we initiated several new clinical trials of AR101. We believe this complexity will continue as we pursue multiple large trials concurrently, including trials in Europe. EU regulations require that each lot of clinical trial material be certified and released by a designated qualified person. This certification and release process in the EU can cause delays in supplying clinical trial materials to clinical sites. Any delays or errors in our AR101 supply chain logistics could delay or adversely affect our clinical trials.

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

In September 2017, the FDA announced that it would permit the labeling of conventional food products containing ground peanuts to bear a qualified health claim stating that for certain infants and under certain conditions, the consumption of such products may reduce the risk of developing peanut allergy.   This qualified health claim speaks to risk reduction rather than treatment of peanut allergy.  AR101 is an investigational biologic for the treatment of peanut allergy.  Significant and successful use of such food products or dietary supplements to reduce the risk of peanut allergy may impact the prevalence of peanut allergy and the level of demand for AR101, which may adversely impact our business and results of operations.

AR101, if approved, or any future product candidates may face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

The pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. In particular, we compete in the segments of the pharmaceutical, biotechnology and other related markets that address the treatment of food allergies. As a result, we may face competition from many pharmaceutical and biotechnology companies, with considerably more resources and experience than we have, that are researching and selling products designed to treat food allergies or allergies in general. For example, DBV Technologies S.A. recently announced results from its completed Phase 3 clinical trial evaluating Viaskin Peanut in peanut-allergic patients (4 to 11 years of age) and, notwithstanding the failure to achieve the primary endpoint, has indicated that it still plans to proceed with the BLA preparation process. Many of our competitors have materially greater financial, manufacturing, marketing, research and drug development resources than we do. Large pharmaceutical and biotechnology companies in particular have extensive expertise in nonclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Failure to effectively compete against future products approved for the treatment of peanut allergy could harm our business and results of operations.

We may also face competition from clinicians who provide oral immunotherapy to patients using commercially available source material. If we are unable to convince clinicians, patients and caregivers, that our products have advantages over these self-developed approaches to oral immunotherapy, our business and results of operation could be materially adversely affected.

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of AR101 or any future products we develop. Although we maintain product liability insurance covering the use of our product candidates in clinical trials, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

If and when we obtain approval for marketing AR101, we intend to expand our insurance coverage to include the sale of AR101. However, we may be unable to obtain this liability insurance on commercially reasonable terms, if at all.

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

As of September 30, 2017, we had 122 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize AR101 or any future product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.  We will be evaluating our internal controls systems to allow management to report on, and eventually our independent auditors will attest to, the effectiveness of the operation of our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and eventual auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Based on our market capitalization at June 30, 2017, we will cease to be an emerging growth company at December 31, 2017 and, accordingly, we will be required to comply with the auditor attestation requirements of Section 404 to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting for our 2017 Annual Report.

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

Our existing and any future collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize AR101 and potential future product candidates.

In October 2017, we entered into a clinical collaboration agreement with Regeneron Ireland Unlimited Company and Sanofi Biotechnology SAS to study AR101 with adjunctive dupilumab in peanut-allergic patients in a Phase 2 trial sponsored by Regeneron. In addition, in the future we may seek additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of AR101 and other product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. We face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may also not be successful in our efforts to establish and implement collaborations or other alternative arrangements that we have entered into or that we may choose to enter into in the future. The terms of any such collaborations or other arrangements may also not be favorable to us.

Our existing and any future collaborations that we may enter into may not be successful. The success of such collaboration arrangements will depend heavily on the efforts and activities of our collaborators and any such collaboration agreement may not result in the realization of the benefits we expected to achieve upon our entry into such arrangements. Collaborations are subject to numerous risks, which may include that:

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
•

any of our product candidates that are administered in combination with a collaborator’s product or product candidate could result in previously unforeseen adverse events or adverse events that are primarily related to the adjunctive therapy but cause higher rates or more severe events of treatment related adverse events;

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

We have ongoing business in the United Kingdom and the European Union, including employees in the United Kingdom. Further, our ongoing PALISADE phase 3 clinical trial for AR101 includes clinical sites in the United Kingdom and other European Union member nations and we are conducting our ARTEMIS study solely in Europe. Any application for Marketing Authorization, or MA, for AR101 or any other product candidate that we may file in the future must be filed by an entity located in a European Union member nation. The lack of clarity about future United Kingdom laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, includes regulations related to clinical trials, marketing authorization for drug products, intellectual property rights and employment and labor matters. A lack of clarity in these areas, which are central to the development of our product candidates in the United Kingdom and the European Union and our ongoing business activities in the United Kingdom, may cause operational and strategic uncertainty for us as we consider the timing of and requirements for approval in the United Kingdom for AR101 and the effect of a potential withdrawal on our employees located in the United Kingdom.

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

Furthermore, our contract manufacturer and integral parties in our supply chain, are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. In particular, our manufacturing facility for AR101 is located in Florida, which has historically and very recently experienced severe hurricanes. In addition, the source material for AR101 is a specific type of peanut flour that is grown and processed in Georgia, which has historically experienced tornadoes and hurricanes. If hurricanes or other natural disasters were to affect our contract manufacturer or our supply chain, it could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In guidance issued by the Office of Information and Regulatory Affairs within OMB on April 5, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations. On September 8, 2017, the FDA published notices in the Federal Register soliciting broad public comment to identify regulations that could be modified in compliance with these Executive Orders. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

•	severe adverse events in our trials, in any clinical trials with AR101 sponsored by collaborators or in our competitors’ trials as a result of exposure to the peanut allergen;
•	announcements concerning our competitors or the pharmaceutical industry in general, including in respect of the recent announcement by DBV of its Phase 3 clinical trial results;
•	therapeutic innovations or new products developed by us or our competitors;
•	adverse actions taken by regulatory authorities with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	changes or developments in laws or regulations applicable to AR101 and our other product candidates;
•	any changes to our relationship with any manufacturers or suppliers;
•	the success or failure of our efforts to acquire, license or develop additional product candidates;
•	any intellectual property infringement actions in which we may become involved;
•	achievement of expected product sales and profitability;
•	manufacturing, supply or distribution delays or shortages;
•	acquisitions or significant partnerships by us or our competitors;

•	actual or anticipated fluctuations in our operating results;
•	changes in financial estimates or recommendations by securities analysts;
•	failure to meet financial projections that we or the investment community may provide;
•	trading volume of our common stock;
•	an inability to obtain additional funding;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•	general economic and market conditions and overall fluctuations in the United States equity markets; and
•	additions or departures of any of our key scientific or management personnel.

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

As of September 30, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 65% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

c)	Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

a)	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	8/11/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

10.1#	Transition and Separation Agreement, dated November 5, 2017, by and between the Company and Stephen G. Dilly, M.B.B.S., Ph.D.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Indicates management contract or compensatory plan.
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

Aimmune Therapeutics, Inc.

Date: November 6, 2017	By:	/s/ Stephen G. Dilly
Stephen G. Dilly, M.B.B.S., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Aimmune Therapeutics, Inc.

Date: November 6, 2017	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(Principal Financial and Accounting Officer)