Form 10-K
period 2017-12-31
Aimmune Therapeutics, Inc.
filed 2018-02-20
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of voting common equity held by non-affiliates of the Registrant was $736,657,604 as of June 30, 2017.

As of February 15, 2018, there were 51,525,596 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders, scheduled to be held on May 23, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2017.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including “Business” in Part I, Item I and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The risks and uncertainties referred to above include, without limitation, risks related to our research and development efforts, need for future capital, timely completion of our clinical trials, uncertainty of clinical trial results or regulatory approvals or clearances, manufacturing of our product candidates at scales and costs appropriate for commercialization, enforcement of our patent and proprietary rights, potential competition and other risks that are described herein and that are otherwise described from time to time in our Securities and Exchange Commission, or SEC, reports including, but not limited to, the factors described in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

Our lead CODIT product candidate, AR101, is an investigational biologic for the treatment of patients with peanut allergy, which affects approximately three million patients in the United States and three million patients in Europe. AR101 has received Fast Track and Breakthrough Therapy Designations for the treatment of patients 4-17 years of age from the United States Food and Drug Administration, or FDA. Our initial target patient population is children and adolescents in the 4-17 age group, which we estimate will reach approximately 1.6 million patients in the United States alone during 2018.

In late 2015, we initiated a Phase 3 efficacy trial of AR101 in the United States, Canada and Europe, which we refer to as the PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults) trial. We completed global enrollment of 554 patients between the ages of 4 and 49 in November 2016 and completed the final study for the PALISADE trial in December 2017. Patient demographics were generally balanced among patients ages 4-17 enrolled in the AR101 treatment arm as compared to those from the same age group enrolled in the placebo treatment arm.

After approximately one year of treatment, patients completed an exit double-blind, placebo-controlled food challenge (DBPCFC). Efficacy results for Intent-to-Treat, or ITT, group and for patients ages 4-17 who completed the AR101 treatment arm of the study, or Completers, are summarized in the charts below.

A total of 496 patients ages 4–17, from both arms (372 AR101 and 124 placebo), were evaluable for safety. There were no deaths or suspected, unexpected serious adverse reactions. In both arms, the incidence of serious adverse events (SAEs) was low. An SAE is an adverse event that results in significant medical consequences, such as hospitalization, disability or death, and must be reported to the FDA. A total of 10 patients ages 4-17 experienced SAEs, none of which were considered life-threatening: nine of these patients were in the AR101 arm (2.4%) and one was in the placebo arm (0.8%). Of the nine AR101-treated patients ages 4-17 that experienced an SAE, five patients experienced mild or moderate SAEs. The other four AR101-treated patients experienced severe SAEs, which, for two of these patients, were not related to treatment (a concussion and a viral asthmatic exacerbation). Of the two AR101-treated patients ages 4-17 who experienced severe SAEs related to treatment, both of whom had elevated baseline peanut-specific IgE levels greater than 100 kU/L, one experienced anaphylaxis and the other experienced wheezing on the first day of treatment. Both of these patients discontinued from the study. Of patients ages 4-17, 12.4% of patients from the AR101 treatment arm and 2.4% of patients from the placebo-treatment arm discontinued due to investigator-reported adverse events.

In December 2017, we completed enrollment of 388 eligible patients who had completed PALISADE into a related open-label roll-over trial, which we refer to as the ARC004 trial. In January 2018, we completed enrollment of 506 patients in our real-world experience safety trial of AR101 in the United States and Canada in patients ages 4-17, which we refer to as the RAMSES (Real-World AR101 Market-Supporting Experience Study in Peanut Allergic Children Ages 4-17 Years) trial. In addition, in July 2017, we began enrollment of our European Phase 3 efficacy trial designed with a higher efficacy bar of tolerating 1,000 mg of peanut protein in an exit food-challenge without anything more than mild, transient symptoms, which we refer to as the ARTEMIS (AR101 Trial in Europe Measuring Oral Immunotherapy Success) trial. We expect data from the ARC004 trial in the third quarter of 2018 and from the RAMSES and ARTEMIS trials in the second half of 2018.

We expect to submit a Biologics License Application, or BLA, in the United States in late 2018 and a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in the first half of 2019. If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 around the end of 2019.

We maintain worldwide commercial rights to all of our product candidates, including AR101 and, if approved, currently intend to commercialize in the United States and Europe by developing a specialty sales force targeting a subset of the approximately 5,000 practicing allergists in the United States and allergy-focused clinicians in major European markets.

Our Strategy

Our goal is to build a biopharmaceutical company that develops and commercializes proprietary therapies to improve the lives of food-allergic patients and their families. We intend to achieve this goal by pursuing the following key strategic objectives:

•

Complete development and obtain approval of AR101 in the United States and Europe for the treatment of peanut allergy: We expect data from the ARC004 trial in the third quarter of 2018 and from the RAMSES trial in the second half of 2018. We expect the ARTEMIS trial to be completed by the end of 2018. We intend to file a BLA in the United States in late 2018 and a MAA in the European Union in the first half of 2019.

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

•

Leverage the CODIT system to develop additional proprietary product candidates for the treatment of food allergies: Leveraging the expertise we have gained developing AR101, we have and expect to continue to conduct activities to support the filing of an Investigational New Drug, or IND, application for a product candidate for the treatment of egg allergy in 2018 and an IND for a product candidate for the treatment of walnut allergy in 2019.

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

Allergists have long used immunotherapy approaches to successfully treat patients with environmental allergies, and academic research supports the potential for extending immunotherapy approaches to treating patients with food allergy. Published studies have shown oral immunotherapy (OIT) to be a potentially promising approach to desensitizing patients with peanut, milk, egg, walnut and other food allergies. This approach involves gradual introduction of increasing amounts of food allergen by the oral route to reduce the immune response to that allergen, referred to as the build-up or up-dosing phase, and then daily ingestion of the target dose of allergen to maintain the achieved level of desensitization, referred to as the maintenance phase. Historically, OIT has been practiced by a small number of allergists using their own “home-brew” allergen formulations and desensitization protocols; however, no OIT-based products have been approved for the treatment of food allergies to date thereby limiting the widespread adoption of this approach. With CODIT, we believe that we are the first company to undertake systematic and rigorous development of an OIT-based therapeutic approach to treat food allergies. We believe that AR101 has the potential to fulfill the need for a consistent and scalable OIT-based approach to peanut allergy.

In December 2015, we initiated our Phase 3 PALISADE clinical efficacy trial of AR101, and we completed the study in December 2017. In the PALISADE trial, we measured subjects’ change in levels of sensitivity to peanut protein using the  DBPCFC at the beginning and the end of the approximately 12 months treatment period. A DBPCFC is generally considered the “gold standard” method of measuring a patient’s sensitivity to peanuts or other foods. During the DBPCFC, subjects consume increasing amounts of a peanut protein until either the test is naturally concluded or until a dose-limiting reaction, typically moderate or severe, occurs at which point the subject is not permitted to proceed to the next step in the challenge and the test is halted.

The primary endpoint in PALISADE is different in the U.S. and European portions of the trial. In the United States, the primary efficacy endpoint was the single highest tolerated dose of 600 mg, which corresponds to a cumulative amount of 1,043 mg peanut protein. In addition, we were required to show superiority of AR101 over placebo with a 15% margin. In Europe, the primary efficacy endpoint was the single highest tolerated dose of 1,000 mg, which corresponds to a cumulative amount of 2,043 mg peanut protein, and we were not required to show superiority of AR101 over placebo with a 15% margin. Following discussions with the FDA and the EMA in the first half of 2017, we decided to conduct the primary efficacy analysis for the PALISADE trial in the 4-17 age group, in which we enrolled 498 patients, or 90% of the total number of patients enrolled in the PALISADE trial.

In May 2017, we initiated the RAMSES trial in the United States and Canada, which does not require a DBPCFC and therefore reflects our expectations for the real-world experience with AR101, where a DBPCFC is not required for diagnosis of peanut allergy. In January 2018, we completed enrollment of RAMSES trial. In July 2017, we initiated the ARTEMIS trial in children and adolescents in Europe, which is designed to evaluate a higher efficacy bar of tolerating a cumulative amount of 2,043 mg of peanut protein after nine months of AR101 therapy. We expect that enrollment of the ARTEMIS trial will be completed in the first quarter of 2018.

Based on discussions with the FDA, we anticipate that the safety database for a BLA will need to include data from at least 600 patients ages 4-17 treated with AR101 at the target maintenance dose of 300 mg per day. We expect to fulfill this requirement with patients from ARC001, ARC002, PALISADE, ARC004 and RAMSES. In Europe, we expect that data from PALISADE, ARC004 and ARTEMIS will form the basis for the MAA filing. We intend to file a BLA in the United States in late 2018 and an MAA in the European Union in the first half of 2019. If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 around the end of 2019.

Food Allergy Overview

Food Allergies are a Significant and Growing Health Problem

Food allergies are a significant and growing health problem in the United States, Europe and throughout the developed world. It is estimated that over 30 million people in the United States and Europe have a food allergy, and one in 13 children are affected in the United States. According to a study published in JAMA Pediatrics in 2013, the economic cost of food allergies in the United States is estimated to equal approximately $25 billion per year, of which approximately $4 billion is associated with direct medical expenses. Food allergies are a particularly urgent issue for children and adolescents because of the greater prevalence of food allergies in those age groups and because of the increased risk of accidental exposures leading to a serious allergic reaction. A large-scale study conducted in 2011 concluded that approximately 8% of children and adolescents in the United States have a food allergy and that approximately 39% of that group had a history of at least one severe allergic reaction. We estimate that over 50% of patients with peanut allergy experience a severe allergic reaction each year.

Peanut is the most common type of food allergy. Among children with food allergies in the United States, approximately 25% are allergic to peanuts, with other common food allergies being milk (21%), shellfish (17%), tree nut (13%, of which walnut represents approximately 40%) and egg (10%). We estimate that there are approximately three million people in the United States and three million people in Europe with peanut allergy, including over three million children. The prevalence of peanut allergy in children in the United States is estimated to have increased at a constant annual growth rate of approximately 10% between 1997 and 2008, and experts believe it has continued to rise since 2008.

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

The development and progression of food allergies is highly variable. It is unknown why some people develop food allergies while others do not. For certain types of allergies, such as milk and egg, patients may outgrow their allergies, but for others, such as peanuts, tree nuts, including walnuts, and shellfish, most patients remain allergic for life. In addition, a person’s sensitivity appears to vary over time based on a range of factors. It is not unusual for a person’s first allergic reaction to be mild and their second allergic reaction to be severe or life-threatening.

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

•

Epicutaneous Desensitization: Involves the use of a patch that causes allergens to be absorbed by the skin. In November 2017, DBV Technologies reported the results of a Phase 3 efficacy trial using such an approach to treat peanut allergies. In that trial, a numerical difference between the active and placebo arms was observed; however, the primary endpoint was not met. Additional clinical trials are ongoing to explore the potential viability of this approach.

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

Numerous clinical trials at leading academic research centers have shown that OIT can desensitize patients to a range of food allergies, including peanut, egg, tree nuts and milk. While OIT generally does not cure a patient of his or her allergy, it can provide protection from food allergens at a level that exceeds the amount typically encountered in an accidental exposure. For many patients, this protection meaningfully decreases their stress and anxiety and enables them to lead a more normal life.

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

Our Solution

Our CODIT approach for the treatment of food allergies leverages and improves upon the extensive independent scientific research supporting OIT. Based on our clinical development to date, including our Phase 3 PALISADE trial of our lead CODIT product candidate, AR101, we believe that our CODIT approach has the potential to be widely adopted by allergists and to appeal to patients and parents as a result of the following key attributes:

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

•

Clinically Meaningful and Reliable Desensitization: Based on the results of our clinical trials of AR101, we believe that patients who successfully complete the AR101 up-dosing regimen will be desensitized to a level of peanut protein that substantially exceeds the amount typically found in a peanut-contaminated food product, which we believe ranges from as little as a fraction of a peanut to as much as a single peanut (which typically contains between 250 mg and 300 mg of peanut protein). In addition, even if such patients have an allergic reaction, based on the results of our clinical trials of AR101, we believe it is likely to be less severe as a result of treatment with AR101. Our clinical trials of AR101 and independent scientific research have indicated that clinically meaningful desensitization can be attained through an OIT treatment regimen, independent of sex, age and other demographics.

•

Rapid and Predictable Onset of Action: In our Phase 2 and Phase 3 clinical trials of AR101, a clinically meaningful level of protection was typically achieved by patients in the AR101 treatment group after as few as 22 weeks of dosing. Independent scientific research has also shown that continued maintenance dosing pursuant to an OIT treatment regimen can confer increased protection over time.

•

Attractive Safety Profile: In our Phase 2 and Phase 3 clinical trials of AR101, most patients experienced only mild, intermittent side effects commonly associated with food allergies during the up-dosing phase of treatment. The most frequent of these side effects included gastrointestinal symptoms ranging from itching of the lips to vomiting, hives, throat itching or discomfort, and nasal congestion. We believe that many of these side effects are associated with the increases in dosage amounts during the initial up-dosing phase of the treatment regimen. Once patients are desensitized and on maintenance dosing, we believe that they are likely to experience fewer side effects.

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

We have had ongoing communications and meetings with the FDA relating to the clinical development of AR101 and its manufacture, and we participated in two end-of-Phase 2 meetings with the FDA in July 2015, one with respect to our clinical plans and the other relating to chemistry, manufacturing and control matters. We have had several country level scientific advice meetings with European regulatory authorities and our Pediatric Investigation Plan, or PIP, for AR101 has been approved by the EMA.

PALISADE Trial Design

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

We received feedback from the FDA in the first quarter of 2017 that our primary efficacy analysis should be constrained to the 4-17 age group, which aligns with our Breakthrough Therapy Designation patient population. We have conducted separate analyses on the adults enrolled in the study.

The FDA also provided clarification on the nomenclature used to describe the results of the DBPCFC. Based on this feedback, we will report the single highest tolerated dose in the food challenge as an appropriate and clinically meaningful measure of the results. The primary endpoint in PALISADE is different in the U.S. and European portions of the trial. In the United States, the primary efficacy endpoint was the single highest tolerated dose of 600 mg, which corresponds to a cumulative amount of 1,043 mg of peanut protein. In addition, we were required to show superiority of AR101 over placebo with a 15% margin. In Europe, the primary efficacy endpoint was the single highest tolerated dose of 1,000 mg, which corresponds to a cumulative amount of 2,043 mg peanut protein, and we were not required to show superiority of AR101 over placebo with a 15% margin. Following discussions with the FDA and the EMA in the first half of 2017, we decided to conduct the primary efficacy analysis for the PALISADE trial in the 4-17 age group, in which we enrolled and treated 496 patients, or 90%, of the total number of patients enrolled in the PALISADE trial.

PALISADE Top-Line Trial Results

We completed global enrollment of 554 patients between the ages of 4 and 49 in November 2016 and completed the final study for the PALISADE trial in December 2017. Per the statistical analysis plan, the primary endpoint assessments were conducted by an independent assessor who was not involved in the patient’s ongoing care in the trial and was blinded to treatment assignment and food challenge sequence.

In the PALISADE study, patient demographics were generally balanced among patients ages 4-17 enrolled in the AR101 treatment arm as compared to patients ages 4-17 enrolled in the placebo treatment arm, as summarized in the baseline patient characteristic table below.

PALISADE Baseline Characteristics (Patients Ages 4-17)

Characteristics, n (%)	AR101 Patients (n=372)	Placebo Patients (n=124)	Total Patients (n=496)
Sex Male Female	208 (56%) 164 (44%)	89 (72%) 48 (39%)	284 (57%) 212 (43%)
Age 4-11 years 12-17 years	238 (64%) 134 (36%)	89 (72%) 35 (28%)	327 (66%) 169 (34%)
Baseline sensitivity Median (IQR*) skin-prick test (mm) Median (IQR) peanut-specific IgE (kUA/L) Median maximum tolerated dose (mg)**	11 (9, 14.5) 69 (19, 194) 10	12 (9, 15.3) 75 (29, 251) 10	11 (9, 15) 71 (20, 202) 10
History of anaphylaxis	269 (72%)	89 (72%)	358 (72%)
Asthma	198 (53%)	65 (52%)	263 (53%)
Multiple food allergies	245 (66%)	80 (65%)	325 (66%)

*  Intra-quartile range, 25th and 75th percentile
** Single highest tolerated dose in the entry DBPCFC

After approximately one year of treatment, in the DBPCFC exit challenge, 67.2% of AR101-treated patients ages 4-17 tolerated a single highest dose of at least 600 mg of peanut protein (1,043 mg cumulative) with no more than mild symptoms, compared to 4% of placebo-treated patients ages 4-17, corresponding to a difference in response rates of 63.2% (p<0.00001, 95% CI=53.0–73.3%). At 53%, the lower bound of the 95% confidence interval significantly exceeded the prespecified success criterion for the study, which was 15%. Additionally, 50.3% of AR101-treated patients ages 4-17 tolerated a single highest dose of 1,000 mg of peanut protein (2,043 mg cumulative) compared to 2.4% of placebo patients (p<0.00001).

ITT Efficacy: Percent of Patients (Ages 4-17 years) Tolerating Each Dose in Exit DBPCFC

	300 mg	600 mg	1000 mg
AR101 (n=372)	76.6%	67.2%	50.3%
Placebo (n=124)	8.1%	4.0%	2.4%
95% CI Difference	(58.6-78.5%)	(53.0-73.3%)	(38.0-57.7%)
p-value	p<0.00001	p<0.00001	p<0.00001

Of patients ages 4–17, 296 patients (79.6%) on the AR101 treatment arm completed the trial, compared to 115 patients (92.7%) on the placebo arm. Of patients ages 4-17 who completed the AR101 treatment arm of the study, 96.3% tolerated at least 300 mg (443 mg cumulative) of peanut protein in the exit DBPCFC, 84.5% tolerated at least 600 mg (1,043 mg cumulative) of peanut protein, and 63.2% tolerated 1,000 mg (2,043 mg cumulative) of peanut protein. Additionally, AR101 significantly reduced symptom severity at each exit DBPCFC dose level, compared to placebo.

PALISADE enrolled a highly sensitive and allergic patient population, and enrollment was balanced for baseline disease characteristics between the two treatment arms. The study enrolled patients who at baseline tolerated not more than 30 mg of peanut protein,  and the patients ages 4-17, 72.2% had a past medical history of anaphylaxis and 52.8% of whom had a present or previous diagnosis of asthma. In addition, 65.5% of patients ages 4-17 reported multiple food allergies.

A total of 496 patients ages 4–17, from both arms (372 AR101 and 124 placebo), were evaluable for safety. There were no deaths or suspected, unexpected serious adverse reactions. In both arms, the incidence of SAEs was low. A total of 10 patients ages 4-17 experienced SAEs, none of which were considered life-threatening: nine of these patients were in the AR101 arm (2.4%) and one was in the placebo arm (0.8%). Of the nine AR101-treated patients ages 4-17 that experienced an SAE, five patients experienced mild or moderate SAEs. The other four AR101-treated patients experienced severe SAEs, which, for two of these patients, were not related to treatment (a concussion and a viral asthmatic exacerbation). Of the two AR101-treated patients ages 4-17 who experienced severe SAEs related to treatment, both of whom had elevated baseline peanut-specific IgE levels greater than 100 kU/L, one experienced anaphylaxis, and the other experienced wheezing on the first day of treatment. Both of these patients discontinued from the study. The overall summary of treatment-emergent adverse events for patients ages 4-17 is shown in the following table.

Overall Summary of Treatment-Emergent Adverse Events, n (%)

		AR101			Placebo
		Mild	Moderate	Severe	Mild	Moderate	Severe
	Subjects Reporting at Least One TEAE	128 (34)	222 (60)	17 (5)	60 (48)	55 (44)	3 (2)

System Organ Class	Gastrointestinal Disorders	191 (51)	123 (33)	5 (1)	64 (52)	22 (18)	1 (1)
	Respiratory, thoracic, and mediastinal disorders	192 (52)	107 (29)	3 (1)	67 (54)	22 (18)	0
	Infections and infestations	162 (44)	100 (27)	1 (0.3)	59 (48)	31 (25)	0
	Skin and subcutaneous tissue disorders	187 (50)	57 (15)	5 (1)	51 (41)	17 (14)	0
	General disorders and administration site conditions	118 (32)	21 (6)	0	33 (27)	5 (4)	0
	Nervous system disorders	75 (20)	20 (5)	1 (0.3)	25 (20)	7 (6)	0
	Eye disorders	68 (18)	7 (2)	1 (0.3)	23 (19)	3 (2)	0
	Immune system disorders	32 (9)	31 (8)	1 (0.3)	7 (6)	4 (3)	2 (2)
	Injury, poisoning, and procedural complications	38 (10)	19 (5)	0	26 (21)	3 (2)	0
	Vascular disorders	44 (12)	6 (2)	1 (0.3)	3 (2)	0	0
	Ear and labyrinth disorders	39 (11)	8 (2)	1 (0.3)	3 (2)	0	0
	Musculoskeletal and connective tissue disorders	25 (7)	4 (1)	0	11 (9)	1 (1)	0
	Psychiatric disorders	17 (5)	1 (0.3)	0	1 (1)	1 (1)	0

As expected, allergic hypersensitivity reactions were common; however, few patients ages 4-17 experienced systemic allergic hypersensitivity reactions, including anaphylaxis, that led to study discontinuation (2.0% of the AR101-treated patients, compared to 0% for placebo patients). On the AR101 treatment arm, 14.5% of patients ages 4-17 experienced systemic hypersensitivity reactions, 98.2% of which were mild or moderate, and there was one case of severe anaphylaxis. On the placebo treatment arm, 3.2% of patients ages 4-17 experienced systemic hypersensitivity events, all of which were mild or moderate. In addition, of patients ages 4-17, 12.4% of patients from the AR101 treatment arm and 2.4% of patients from the placebo-treatment arm discontinued due to investigator-reported adverse events as shown in the following table.

PALISADE AR101 Discontinuation Table, Patients Ages 4-17

	AR101 (n=372)
	%	n
Total Discontinuations Regardless of Causality	20.4%	76
Discontinuations not related to adverse events	8.0%	30
Discontinuations related to adverse events	12.4%	46
•Gastrointestinal (GI)[1]	6.7%	25
•Systemic hypersensitivity reactions[2]	2.7%	10
•Respiratory system	1.1%	4
•Cutaneous	0.8%	3
•Other[3]	1.1%	4

1Includes one case of biopsy confirmed eosinophilic esophagitis

2Of these, seven were investigator-identified anaphylaxis events (one severe)

3Includes one discontinuation for each: acute viral illness, eye pruritus, headache, and an unknown factor

Four of the eight AR101-treated patients with a severe adverse event discontinued treatment after the serious adverse events: one with two events unrelated to study treatment (acute viral illness), one with moderate anaphylaxis associated with a viral illness, one with a severe anaphylaxis event who had an elevated baseline peanut-specific IgE level of 173 kU/L, and one with an asthma exacerbation.

One patient (10-year old boy at time of enrollment) was discontinued from the study after being found to have biopsy-confirmed moderate, non-serious eosinophilic esophagitis during the study; the patient had chronic gastrointestinal symptoms prior to study entry and a baseline peanut-specific IgE level of 352 kU/L. The symptoms had resolved by the time the patient left the study.

In an exploratory analysis, 55 patients (41 AR101-treated and 14 placebo) between 18 and 49 years old were randomized into the study.  Twenty-one AR101-treated patients discontinued treatment, seven due to adverse events. Among adults who completed the study, 85% of AR101-treated patients and 15% of placebo-treated patients tolerated 600 mg in the exit food challenge. While the majority of adults who completed the PALISADE study in the AR101 arm successfully tolerated the 600 mg dosage (85%), the percentage of dropouts in the 18-49 age range was substantially higher than in our 4-17 year old study population thereby reducing the number of our ITT population in the 18-49 year old age range who successfully completed the DBPCFC. As a result, in the exploratory subpopulation ages 18-49, the ITT analysis did not show statistical significance at the 600 mg dose level.

Statistical significance is denoted by reference to the p-values in the Primary Endpoint and Additional Endpoints. The p-value is a measure that states the probability that a comparable or better result would be produced purely by chance. A p-value <0.00001 in the chart means that if the drug was only as effective as the placebo, there would be less than a 0.01% chance that a comparable or better result would be produced purely by chance. A p-value ≤0.05 is a commonly used criterion for statistical significance. When evaluating the potential efficacy of a drug product, the FDA reviews a statistical analysis to determine whether the results of the clinical trial demonstrated that the drug product was efficacious, and a showing of statistical significance in favor of the tested criterion supports the finding of efficacy.

ARC004 Trial

In December 2016, we began enrolling eligible patients who had completed PALISADE into a related open-label roll-over trial, which we refer to as the ARC004 trial. The ARC004 trial is designed to test the durability of AR101 treatment response and dose forgiveness in a multi-arm design to inform the potential for reduced frequency of dosing during the maintenance phase of AR101 therapy. Patients who have completed PALISADE are provided the opportunity to roll over into the ARC004 trial. Patients who were in the AR101 treatment arm in PALISADE will continue to receive AR101 in ARC004. Patients who were in the placebo arm of PALISADE will undergo up-dosing with AR101 in ARC004 and then continue maintenance therapy at the target dose of 300 mg of AR101 per day. Enrollment in ARC004 was completed in December 2017. In total, 388 of the 441 patients who completed PALISADE enrolled in the ARC004 trial.

RAMSES Trial

In May 2017, we began enrolling patients in our real-world experience safety trial of AR101 in the United States and Canada in patients ages 4-17, which we refer to as the RAMSES (Real-World AR101 Market-Supporting Experience Study in Peanut Allergic Children Ages 4-17 Years) trial. RAMSES, a randomized 2:1, double-blind, placebo-controlled trial, was expected to enroll approximately 440 patients between the ages of 4-17 years in the United States and Canada. The RAMSES trial does not require an oral food challenge for entry. Instead, patients will be selected based on stringent entry criteria, including a well-documented medical history of IgE-mediated reactions to peanut (including anaphylaxis), skin prick test reactivity, and assessment of peanut-specific IgE levels. The study will monitor treatment-emergent adverse events during a six-month up-dosing period. Patients will then be followed in an open-label manner for at least six months on the maintenance dose of 300 mg of AR101 per day. We believe the absence of an entry food challenge may further improve the tolerability profile of AR101 in early stages of dosing by removing exposure to high levels of peanut allergen that may otherwise prime the immune system prior to treatment. In January 2018, we completed enrollment, with 506 patients randomized, and we expect data from the RAMSES trial in the second half of 2018.

RAMSES is expected to generate additional data on the potential use of peanut-specific biomarkers to guide treatment decisions with AR101, building on Phase 2 results with AR101 that suggested that baseline levels of peanut-specific IgE may be useful in predicting patient experience on AR101 therapy. In addition, RAMSES will include exploratory analyses on quality of life based on a number of validated patient-reported outcome measures. Based on discussions with the FDA in the beginning of 2017, we anticipate that the safety database for a Biologics License Application, or BLA, will need to include data from at least 600 patients ages 4-17 treated with AR101 at the target maintenance dose of 300 mg per day. We expect to meet this requirement with patients from the ARC001, ARC002, PALISADE, ARC004 and RAMSES trials.

ARTEMIS Trial

In July 2017, we began enrolling patients in our European Phase 3 efficacy trial designed with a higher efficacy bar in the same age group, which we refer to as the ARTEMIS (AR101 Trial in Europe Measuring oral Immunotherapy Success) trial. ARTEMIS, a randomized 3:1, double-blind, placebo-controlled trial in peanut-allergic children and adolescents ages 4-17 in Europe, will explore protection at an endpoint of tolerating a single dose of 1,000 mg of peanut protein (corresponding to a cumulative of 2,043 mg peanut protein) after nine months of treatment. The inclusion criteria for the trial will require that patients react at or before the 300 mg dose of the challenge. Patients will undergo approximately six months of up-dosing and then three months of maintenance therapy at 300 mg of AR101 per day, followed by an exit DBPCFC. ARTEMIS builds on the observation that a very high proportion of patients in the ARC002 Phase 2 trial of AR101 were desensitized to a single dose of 1,000 mg of peanut protein at the nine-month endpoint. ARTEMIS is designed to confirm that finding in a double-blind, placebo-controlled setting. We expect to complete enrollment of approximately 160 patients in RAMSES at multiple sites in Europe in the first quarter of 2018 and we expect data from the trial in the second half of 2018. We believe that ARTEMIS will help to enhance our knowledge about the timing and extent of desensitization offered by AR101 treatment. As we have engaged with more stakeholders across Europe, we have also come to understand that confirming that a higher efficacy level can be reached sooner would be important in obtaining labeling for protection against accidental exposure and supporting reimbursement applications for AR101, especially as we see increased focus on cost effectiveness throughout Europe.

We expect to file an MAA in the first half of 2019 and will include data from PALISADE, ARC004, RAMSES and ARTEMIS in such filing.

ARC005 Trial

Pursuant to our Pediatric Investigation Plan, we are planning on initiating a study of AR101, ARC005, which will include peanut allergic patients ages 4 to 48 months in 2018.

ARC008 Trial

All patients exiting RAMSES, ARTEMIS, ARC004 and ARC002 will be eligible to enroll in the ARC008 trial, which provides an opportunity for long-term safety surveillance and for patients to continue maintenance therapy at the target dose of 300 mg of AR101 at the dosing interval the patient had been receiving previously.

Phase 2 Clinical Trials—ARC001 and ARC002

We performed ARC001, a Phase 2 multicentered study to assess the safety and efficacy of AR101. ARC001 was a randomized, double-blind, placebo-controlled trial conducted at eight centers in the United States. Eligible subjects were 4 to 26 years old, sensitized to peanut, and exhibited dose-limiting symptoms to less than or equal to 100 mg of peanut protein (143 mg cumulative) in a screening DBPCFC. Subjects were randomized 1:1 to daily AR101 or placebo arms and gradually up-dosed from 0.5 to 300 mg/day. The primary endpoint was the proportion of subjects in each arm able to tolerate a single highest dose of at least 300 mg of peanut protein (443 mg cumulative) at the exit DBPCFC with no or mild symptoms. Fifty-five subjects (29 AR101, 26 placebo) were enrolled. In the intent-to-treat analysis, 23 of 29 (79%) and 18 of 29 (62%) of subjects receiving AR101 tolerated at least 300 mg and 600 mg (1,043 mg cumulative) in an exit DBPCFC, respectively, versus five of 26 (19%) and 0 of 26 (0%) of subjects receiving placebo (both P < 0.0001). GI symptoms were the most common treatment-related adverse events (AEs) in both groups, with six AR101 subjects (21%) withdrawing, four of whom withdrew primarily due to recurrent GI AEs.

Patients who completed ARC001 were eligible to participate in our Phase 2 follow-on study, ARC002, an open label study designed to evaluate the long-term safety, efficacy and tolerability of AR101. A total of 47 patients enrolled into ARC002 (21 ARC001 active roll-overs and 26 ARC001 placebo cross-overs) of which 40 patients completed 12 weeks of post–up-dosing maintenance therapy at a daily dose of 300 mg of AR101. Those patients were then administered a DBPCFC, in which 100%, 90%, and 60% tolerated single highest doses of peanut protein of 300 mg, 600 mg, and 1,000 mg, respectively (corresponding to 85%, 77%, and 51%, respectively, on an intent-to-treat basis). There were no treatment-related severe adverse events and no serious adverse events in ARC002. The results of these two Phase 2 trials informed the design of our Phase 3 PALISADE trial.

Additional Food Allergy Research and Development

We intend to leverage the expertise we gained in the clinical development of AR101 to advance additional CODIT candidates for a range of food allergy biotherapeutics to address high unmet need. We expect to leverage our expertise in the formulation and pharmaceutical development of biologic drug products from naturally available food protein to accomplish this goal. As with AR101, we expect this process to require the identification of key protein antigens and allergenic protein epitopes, the development of analytic methods, the creation of usable and stable formulations and the ability to manufacture supplies within strict pharmaceutical processes.

We are in the process of developing formulations for additional CODIT product candidates beyond peanut allergy and has formulation and manufacturing activities ongoing for a product candidate to treat egg allergy and a product candidate to treat walnut allergy. We currently plan to advance these two new CODIT product candidates into Phase 2 clinical trials in 2019. In addition to these product candidates, we are also conducting research and development activities for potential CODIT product candidates in other food allergies, including cow’s milk and shrimp allergy.

AR201 for Egg Allergy

Our Egg CODIT product candidate, which we call AR201, is intended for the treatment of egg allergy in pediatric and young adult patients. Egg allergy is one of the most common food allergies in infants and young children. Published studies indicate that egg allergy is prevalent in approximately 1% of young children but resolves by age 16 in nearly 70% of patients and is therefore significantly less prevalent in the adult population. Based on our epidemiological analysis, we estimate the prevalence for egg allergy in two key markets, the United States and the European Union, to be approximately 1.5 million patients in the aggregate. Worldwide, we estimate that there are more than 6 million pediatric and adult patients, with a significant patient base in China and Japan, where egg is the most common food allergy. Allergists have observed that patients who have egg allergy that persist beyond childhood tend to be higher risk patients with more severe reactions, a population that is especially vulnerable to severe reactions in the case of accidental exposure. The ubiquity of egg in staple foods and current food labeling requirements make adherence to an avoidance diet especially difficult. Despite conscientious label reading, egg allergens can be present due to errors in food packaging and formulation as well as undisclosed ingredient substitutions.

These practical challenges along with the lack of proactive treatment represents a significant unmet need in pediatric and adult patients.

As a result, we believe there would be strong demand for an FDA-approved Egg CODIT product candidate. We currently anticipate filing an IND for AR201 in egg allergy in 2018 and initiating a Phase 2 clinical trial of AR201 in 2019.

AR301 for Walnut Allergy

Our Walnut CODIT product candidate, which we call AR301, is intended for the treatment of walnut allergy. We believe that approximately 0.4% - 0.6% of the U.S. population is allergic to walnut. Furthermore, a high proportion of people who are allergic to walnut are also allergic to pecan and other tree nuts due to preserved homology in allergenic epitopes. Unlike egg allergy, walnut allergy does not resolve with age, but similar to egg and peanut allergy, it can also trigger severe and potentially life-threatening allergic reactions, even at small exposure amounts. With no approved treatments currently available, the current standard of care is an avoidance diet and epinephrine used as a rescue treatment.

We have developed analytical methods, are currently scaling our manufacturing operations and plan to conduct IND enabling studies to enable the filing of an IND and initiation of a Phase 2 clinical trial of AR301 in 2019.

Other Research and Development Programs

We have ongoing research and development programs evaluating the potential application of CODIT in other food allergies, including cow’s milk and shrimp.

Cow’s milk allergy is prevalent in approximately 1.7% of U.S. children, but resolves in nearly 80% of patients by age 16.  Similar to the dynamics of egg allergy, cow’s milk is particularly difficult to avoid considering it remains a cornerstone of nutrition and milk consumption is a key recommendation in the USDA’s 2015-2020 Dietary Guidelines. More broadly, the ubiquity of milk and dairy consumption globally, supported by similar national dietary guidelines, translates into a 7 million global patient population.  Similar to other allergy management paradigms, strict avoidance, supported by first line defense medication, such as epinephrine, is the standard of care. We are working on formulation and methods development for AR401, our Milk allergy CODIT product candidate.

Shrimp allergy prevalence increases through childhood, peaks at early adulthood through exposure, and often persists throughout life. Specifically, shrimp sensitivity is estimated to account for approximately 75% of patients with clinically-diagnosed shellfish allergy. Prevalence of shellfish allergy in the United States is believed to be higher for adults, at approximately 1.6%, but is also significant for children, with approximately 0.9% of U.S. children being allergic to shellfish. While shrimp allergy is easier to manage in western diets by way of strict avoidance, particularly in the adult population, the reactivity is often severe and life-threatening even at very low exposure amounts. Like other food allergies, physicians recommend dietary avoidance of shrimp and potentially other shellfish, and the utilization of epinephrine in case of accidental exposure. We have an ongoing research collaboration that is focused on the advancement of key allergenic epitopes conserved across shrimp and other shellfish species.

Collaborations

Regeneron

In October 2017, we entered into a clinical collaboration with Regeneron and its strategic alliance collaborator, Sanofi, to study AR101 treatment with adjunctive dupilumab in peanut-allergic patients in a Phase 2 clinical trial. The planned Phase 2 clinical trial includes a proposed primary endpoint of tolerating a certain dose of peanut protein in a DBPCFC that will include doses matching and exceeding those being tested in our current and previous AR101 studies. The study also includes a proposed exploration of sustained unresponsiveness after discontinuation of therapy in another DBPCFC. Sustained unresponsiveness is achieved when, after a break in treatment, peanut-allergic patients are able to tolerate a defined amount of peanut protein with no more than mild allergic symptoms. Regeneron will sponsor the clinical trial, and we will provide clinical supply of AR101 and food challenge materials. The planned Phase 2 clinical trial is expected to begin in 2018.

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

Research and Development Expenses

A significant portion of our operating expenses relates to the development of AR101. For the years ended December 31, 2017, 2016, and 2015, our research and development costs were $89.3 million, $54.6 million, and $19.8 million, respectively, and are included in the research and development expense line item in our Consolidated Statements of Operations and Comprehensive Loss. For further detail about the research and development activities, refer to the research and development section in the “Management’s Discussion and Analysis” in this Annual Report on Form 10-K.

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

AR101 is currently produced for us by a contract manufacturer using our proprietary process. This process involves several blending and characterization steps intended to ensure that each dose contains a precise amount of peanut flour containing a specific concentration of peanut protein. Because peanut flour is a sensitizing agent, AR101 must be produced on a manufacturing line that is physically separated from other manufacturing lines and that has its own ventilation system. The manufacturing line that we use to produce the clinical supply for our clinical trials will not be adequate to produce commercial supplies of AR101 and we expect to produce commercial supplies in our new manufacturing facility. We are also in the process of negotiating a supply agreement with our contract manufacturer pursuant to which the manufacturer would use our manufacturing line to produce commercial supplies of AR101 for us. Producing commercial quantities of AR101 will require us to scale up our existing manufacturing process and design and institute rigorous quality control and assurance procedures in our new manufacturing facility. These procedures include qualification of the manufacturing equipment and building utility systems and validation of the manufacturing process at commercial scale. Designing and implementing these procedures are time-consuming and complex operations, which could cause delays in our timelines for bringing this facility into production in the first half of 2018. Any delays in bringing this facility online could cause a delay in the filing of a BLA or MAA for AR101.

We also rely on separate contract manufacturers to provide packaging services for AR101. We plan on using blister packs as the final packaging configuration for our potential commercial launch of AR101. Stability testing of AR101 in the blister pack configuration is ongoing. Any complications with the stability testing in the blister pack configuration could extend the timelines for our planned clinical trials, which would delay the timing of our regulatory filings for AR101. In addition, regulatory authorities may not find our proposed packing configuration acceptable, which would also delay the timing of our regulatory filings or potential approval of AR101.

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

We purchase standard food-grade peanut flour from GPC pursuant to a long-term exclusive commercial supply agreement, which was expanded and extended in January 2018. Under the terms of the restated agreement, we are obligated to purchase peanut flour exclusively from GPC, provided that GPC is able to supply the peanut flour in a timely manner with the quantity of peanut flour that we require. GPC is not allowed to sell several peanut flour products to any third party worldwide for use in OIT for the treatment or cure of peanut allergy, provided that we are in compliance with our exclusive purchase obligation and meet specified annual purchase commitments. The restated agreement remains in effect until ten years after the first delivery to us of peanut flour for commercial use and includes an option for us to extend the term for an additional five years. The restated agreement requires GPC to notify its wholesalers and distributors that the peanut flour products subject to the restated agreement cannot be used in OIT for the treatment or cure of peanut allergy. We also have a right of first refusal to obtain rights to new or existing GPC peanut flour products that are not already covered by the restated agreement if a third party intends to use the new or existing GPC product in OIT for the treatment of or cure of peanut allergy. We may terminate the restated agreement at any time for any reason upon providing 60 days’ written notice to GPC. Either party may terminate the restated agreement if the other party fails to cure their material breach within 30 days of receiving notice of such breach from the non-breaching party or if the other party fails to perform their obligations under the agreement for a continuous period of 120 days due to a force majeure event or an insolvency or bankruptcy-related events.

In connection with the amendment and restatement of the agreement, we issued Archer Daniels Midland Company 300,000 shares of our common stock, vesting over a 3.5-year period. Subject to certain exceptions, in the event that the price per share of our common stock were to fall below a specified level, the restated agreement provides that GPC would only be prohibited from selling one peanut flour product to any third party in the United States, Mexico, Canada, the European Union or Japan for use in OIT for the treatment or cure of peanut allergy.

Intellectual Property

We have filed patent applications in the United States and international patent applications pursuant to the Patent Cooperation Treaty relating to AR101 and certain of our other product candidates. Two patents, covering the formulation of and certain of our manufacturing methods for AR101, have been issued in the United States. There is no assurance that any additional patents will be issued from any of our pending patent applications. Even if patents do issue, there can be no assurance that the scope of the claims contained in the patents will be broad enough to provide protection from potentially competing products. If issued, our patents relating to AR101 are projected to expire in 2034 without taking into account any potential patent term extensions. Our patent applications seek protection relating to our formulations, methods of manufacture and improved methods for treating food allergies. We do not own or license, and do not anticipate that we will be able to obtain, a composition of matter patent over the active pharmaceutical ingredient in AR101 or for any other product candidates that are based on widely or readily available food products.

In addition to patents, we rely upon trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We protect our proprietary information, in part, using confidentiality agreements with our partners, collaborators, contract manufacturers, suppliers, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our partners and consultants. Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages.

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

Currently there are no approved medical therapies for the treatment of food allergies. In October 2017, DBV Technologies S.A. announced results from its completed Phase 3 clinical trial evaluating Viaskin Peanut, a patch technology that epicutaneously delivers food allergens to the patient with the goal of desensitizing the patient to the allergens, in peanut-allergic patients (4 to 11 years of age) and, notwithstanding the failure to achieve the primary endpoint, has indicated that it plans to submit a BLA in the second half of 2018. If AR101 and/or any additional product candidate of ours is approved, they may face competition from DBV’s product candidates, if approved. AnaptysBio, Inc. is developing an IL-33 antibody, ANB020, for the treatment of atopic diseases including atopic dermatitis, eosinophilic asthma and peanut allergy. ANB020 is under investigation in a Phase 2a trial of approximately 20 adults with peanut allergy. IL-33 is an epithelial-derived pro-inflammatory cytokine implicated in atopic disease though its role in allergic inflammation is not fully understood. It is unclear at this time whether anti-IL-33 will have clinical meaningfulness in peanut allergy as monotherapy, either with or without co-administration of native antigen.

We may also face competition from allergists who decide to provide OIT and other desensitization therapies to their patients using their own formulations of food allergens and treatment protocols rather than adopting our product candidates or we may face competition from companies that develop their own OIT products, other desensitization therapy products or products intended to prevent the onset of food allergies in infants or young children. In addition, peanut allergic patients may attempt to use food products as a substitute for AR101 in the maintenance portion of our AR101 treatment program.

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

In March 2010, the Affordable Care Act was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers. The Affordable Care Act, among other things, established: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; revised the methodology by which rebates owed by manufacturers for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of certain injectable outpatient drugs, as well as prescriptions of individuals enrolled in Medicaid managed care organizations.

We expect that the current Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since its enactment, there have also been other judicial and Congressional challenges to certain aspects of the Affordable Care Act. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Affordable Care Act. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. It is uncertain if any such changes may impact our business.

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

In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or FDASIA. This law established a regulatory scheme allowing for expedited review of products designated as “Breakthrough Therapies.” A product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Post-Approval Requirements

Biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products. Manufacturers of biologics and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Abbreviated Licensure Pathway of Biological Products as Biosimilar or Interchangeable

The Affordable Care Act, or ACA, signed into law on March 23, 2010, included the BPCIA, which amended the PHSA and established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. To date, few biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining its current approach to the review and approval of biosimilars.

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

Additionally, the False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the United States government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

The collection and processing of personal data – including health data – in the European Union is currently governed by the provisions of the Data Protection Directive, as implemented into national laws by the European Union Member States. The new European Union-wide General Data Protection Regulation, or GDPR, entered into force in May 2016 and will become applicable on May 25, 2018, replacing the current data protection laws of each European Union Member State. The GDPR will implement more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR provides that European Union Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. We are also subject to evolving and strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with European Union data protection laws may result in fines (for example, of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR) and other administrative penalties, which may be onerous and adversely affect our business, financial condition, results of operations and prospects.

Other regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of December 31, 2017, we had 131 full-time employees. Of these employees, 88 are engaged in research and development. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Segment Information

We have one primary business activity and operate as one reportable segment.

Corporate Information

We were founded on June 24, 2011 as a Delaware corporation under the name Allergen Research Corporation. In May 2015, we changed our name to Aimmune Therapeutics, Inc. We completed our initial public offering in August 2015. Our common stock is currently listed on The Nasdaq Global Select Market under the symbol “AIMT.” Our principal executive offices are located at 8000 Marina Blvd, Suite 300, Brisbane, CA 94005 and our telephone number is (650) 614-5220. Our website address is www.aimmune.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the U.S. Securities and Exchange Commission, or SEC.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, therapeutic approach and our lead product candidate, AR101, which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $131.3 million, $80.8 million, and $35.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, our accumulated deficit was $265.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize AR101, and as we develop other product candidates. Even if AR101 is approved and we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our CODIT therapeutic approach and AR101. As of December 31, 2017, we had capital resources consisting of cash, cash equivalents and investments of $182.4 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval for and prepare for the commercialization of AR101, and as we develop other product candidates.

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

We believe that our existing capital resources will be sufficient to fund our planned operations for the next 12 months and through expected regulatory submission of a Biologics License Application, or BLA, for AR101, our lead CODITTM product candidate. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates including possible future revenue streams. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the number, size and type of additional clinical trials or studies that we choose to initiate or the FDA or a foreign regulatory authority requires us to complete for AR101 prior to or following submission of our BLA or other marketing approval applications, as well as the cost and time of such trials and studies;

•

the time and cost necessary to complete our roll-over study related to our recently completed PALISADE trial (ARC004), our RAMSES and ARTEMIS trials, our roll-over study related to RAMSES and ARTEMIS (ARC008), as well as the time and costs associated with the other planned development activities for AR101, including the initiation and operation of ARC005 and ARC008;

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
•

our ability to obtain and maintain intellectual property protection for AR101 or any additional product candidate and the associated costs of such activities, including for filing, prosecuting, defending and enforcing any patents for AR101 or any additional product candidate.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all.

If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for AR101 or any additional product candidate;
•	our research and development activities; or
•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize AR101 or any additional product candidate.

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

Risks Related to Our Business

We are substantially dependent on the success of AR101 which will require additional clinical testing before we can seek regulatory approval and potentially commence commercial sales, and which may not be successful in clinical trials, receive regulatory approval or be successfully commercialized, even if approved.

We currently have no products approved for sale. To date, we have invested substantially all of our efforts and financial resources in the research and development of our CODIT therapeutic approach and AR101, which is currently our only product candidate in clinical development. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval. Before seeking marketing approval from the FDA, or comparable foreign regulatory authorities, for the sale of AR101, we must complete our ongoing clinical trials to demonstrate the safety and efficacy of the product in humans. We cannot be certain that AR101 will successfully demonstrate such properties in our ongoing and future clinical trials and, even if it is successful, we may not receive regulatory approval for AR101, or we may receive approval in a limited patient population, or we may experience delays in receiving such regulatory approval. If we do not receive regulatory approval for AR101, we may not be able to continue our operations.

As a result, our prospects, including our ability to finance our operations and generate revenue, will depend largely on the successful development, regulatory approval and commercialization of AR101. If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 around the end of 2019. The clinical and commercial success of AR101 will depend on a number of factors, many of which are out of our control, including the following:

•	the results from our ongoing and planned clinical trials, including ARC004, RAMSES and ARTEMIS, as well as ARC008;
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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials and of similar academic research studies. For example, in PALISADE we observed that approximately twelve months of AR101 treatment significantly raised the amount of peanut protein tolerated in patients ages 4-17 compared to placebo. The observed differences in response rate between AR101 and placebo groups on the Intent-to-Treat, or ITT, analysis of patients ages 4-17 were 68.5% for the 300-mg endpoint (95% confidence interval of 58.6-78.5%) and 63.2% for the 600-mg endpoint (95% confidence interval of 53.0-73.3%) and 47.9% for the 1,000-mg endpoint (95% confidence interval of 38.0-57.7%). The lower bound of the 95% confidence interval on the PALISADE Intent-to-Treat (ITT) analysis greatly exceeded the pre-specified minimally clinically meaningful difference of 15%. Consistent with the known mechanism of OIT, allergic hypersensitivity reactions were common; however, few patients experienced systemic allergic hypersensitivity reactions, including anaphylaxis, that led to study discontinuation (2.0% of the AR101-treated patients ages 4-17, compared to 0% for placebo-treated patients in the same age group). On the AR101 treatment arm, 14.5% of patients ages 4-17 experienced systemic hypersensitivity reactions, 98.2% of which were mild or moderate, and there was one case of severe anaphylaxis. On the placebo treatment arm, 3.2% of patients ages 4-17 experienced systemic hypersensitivity events, all of which were mild or moderate.

In addition, of patients ages 4-17, 12.4% of patients from the AR101 treatment arm and 2.4% of patients from the placebo treatment arm in the same age group discontinued due to investigator-reported adverse events.

The positive top-line results generated in PALISADE, as well as our prior clinical trials, do not ensure that our RAMSES or ARTEMIS trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or commercial acceptance for our product candidates in the indications that we are seeking or at all. For example, while the majority of adults who completed the PALISADE study in the AR101 arm successfully tolerated the 600 mg dosage (85%), the percentage of dropouts in the 18-49 age range was substantially higher than in our 4-17 year old study population thereby reducing the number of our ITT population in the 18-49 year old age range who successfully completed the DBPCFC. As a result, in the exploratory subpopulation ages 18-49, the ITT analysis did not show statistical significance at the 600 mg dose level.

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

Conducting clinical trials in foreign countries, as we are doing for our ARC004, ARTEMIS and ARC008 trials, presents additional risks that may delay completion of our clinical trials. These risks include a foreign regulatory authority imposing additional requirements prior to the commencement of clinical trials in a foreign country, the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, complying with data privacy regulations in the European Union and Canada, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks relevant to such foreign countries. For example, clinical trial materials in the European Union must be certified and released by a designated qualified person, which can delay the release of clinical trial materials to clinical sites in the European Union. In addition, the FDA may determine that our clinical trial results obtained in foreign subjects are not representative of the U.S. patient population and are thus not supportive of a BLA approval in the United States.

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

In addition, certain sub-groups of patients may be more difficult to recruit than others. For example, to date, we have enrolled only 57 patients above the age of 17, and we believe the adult patient population is more difficult to recruit than younger patients. If the FDA concludes that additional safety and efficacy data is required for the adult patient subgroup or any other age-based subgroup, any approval that we may obtain will not include an indication for patients of such subgroup. If we are not able to recruit patients to participate in our clinical trials in a timely manner, our business and results of operations could be adversely affected.

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

Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “top-line” or preliminary data from our clinical studies. For example, on February 20,2018 we announced top-line data from the PALISADE Phase 3 trial of AR101. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse changes between preliminary or interim data and final data could significantly harm our business prospects.

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

If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 around the end of 2019. If we do not receive marketing approval for AR101 or are otherwise not successful in commercializing AR101, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations. We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize AR101.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of AR101 or any additional product candidates may be delayed, and our business will be harmed.

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

If we fail to achieve announced milestones in the timeframes we expect, the commercialization of AR101 and any additional product candidates may be delayed, and our business and results of operations may be harmed.

We rely exclusively on the Golden Peanut Company to provide the source material for AR101 and are exposed to a number of sole supplier risks.

The source material for AR101 is a specific type of peanut flour, which we purchase from GPC pursuant to a long-term exclusive commercial supply agreement, which was expanded and extended in January 2018. In order to develop AR101 as an FDA-approvable biological product we were required to characterize the protein signature of the flour. We believe the flour produced by GPC has a distinct protein signature that is significantly different from the protein signatures of other commercially available peanut flours and, as a result, it is unlikely that we could use any other peanut flours as the source material for AR101. If GPC became unwilling or unable to supply us with peanut flour, our business and operating results would be materially adversely affected.

In addition, our restated agreement with GPC does not require GPC to provide us with peanut flour that has a specific protein signature or that meets other potentially relevant pharmaceutical standards. We have tested multiple lots of GPC peanut flour produced in several different years and generally have not identified significant variations in the protein signature between lots. We can provide no assurance that natural variations in the peanuts sourced by GPC, changes in the agricultural practices used to produce the peanuts sourced by GPC, or variations in GPC’s manufacturing process will not result in alterations in the protein signature or other characteristics of GPC’s peanut flour that would make it unsuitable for use in AR101. If such alterations occurred, we would not be able to manufacture AR101 and our business and operating results would be materially adversely affected. In addition, as our purchases of peanut flour from GPC represent an insignificant portion of GPC’s total peanut flour sales, we have only a limited ability to influence GPC’s decisions regarding its sourcing of peanuts or methods of producing peanut flour.

Our restated agreement with GPC restricts it from selling peanut flour products to any third party worldwide for use in oral immunotherapy, or OIT, for peanut allergy. The restated agreement remains in effect until ten years after the first delivery to us of peanut flour for commercial use and includes an option for us to extend the term for an additional five years. GPC may terminate the restated agreement if we fail to cure a material breach within 30 days of receiving notice of such breach from GPC or if we fail to perform our obligations under the agreement for a continuous period of 120 days due to a force majeure event or an insolvency or bankruptcy-related events. If GPC were to make sales despite the restrictions set forth in the agreement, or terminate the agreement as a result of any of the foregoing or if we were to otherwise lose exclusivity, we could face additional competition from pharmaceutical and biotechnology companies, with considerably more resources and experience than we have, that are researching and selling products designed to treat food allergies or allergies in general.

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

Although we have monitored the subjects in our studies for certain safety concerns and we have not seen evidence of significant safety concerns in our clinical trials, patients treated with AR101 have and may in the future experience adverse reactions. For instance, in independent research studies, patients receiving OIT for peanut allergy have suffered severe anaphylactic reactions. While we have developed AR101 and its associated treatment regimen in a manner which we believe reduces the risk of adverse reactions, we can provide no assurance that patients administered AR101 will not also suffer severe anaphylactic reactions, including reactions leading to death. For example, in our PALISADE clinical trial, one patient had a severe allergic hypersensitivity reaction that was attributed to AR101 compared to none of the placebo-treated patients and 12.4% of patients ages 4-17 who received AR101 dropped out of the clinical trial due to gastrointestinal side effects, compared to 2.4% of placebo-treated patients. It is possible that the FDA may ask for additional data regarding such matters.

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

We rely on third parties to manufacture our clinical trial materials and intend to rely on third parties to manufacture our commercial drug supply of AR101 and to manufacture nonclinical, clinical and commercial supplies of any additional product candidate.

We do not currently have the internal capability to produce our clinical or commercial supply of AR101, and we lack the internal resources and the capability to manufacture any product candidates on a nonclinical, clinical or commercial scale. The FDA and other comparable foreign regulatory authorities must, pursuant to inspections that will be conducted before and after we submit our BLA or relevant foreign regulatory submission, approve our contract manufacturers to manufacture AR101 or any additional product candidates.

We have completed construction of a manufacturing facility in a leased building in Clearwater, Florida, at the site of our primary contract manufacturer; however, we do not directly control the manufacturing operations of our contract manufacturers, and we are completely dependent on them for operating that facility and for compliance with cGMP for the manufacture of AR101. If the contract manufacturer operating that facility or our other contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for our or their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Further, we rely on separate contract manufacturers to provide packaging services for AR101. We plan on using blister packs as the final packaging configuration for our potential commercial launch of AR101. Stability testing of AR101 in the blister pack configuration is ongoing. Any complications with the stability testing in the blister pack configuration could extend the timelines for our planned clinical trials, which would delay the timing of our regulatory filings for AR101. In addition, regulatory authorities may not find our proposed packing configuration acceptable, which would also delay the timing of our regulatory filings or potential approval of AR101.

We intend to rely on a single manufacturer for the production of the drug product used in AR101 and a single contract manufacturer for the commercial packaging of AR101. As a result, we are exposed to risks applicable to our contract manufacturers’ business, including their financial, leadership and operational risks. If one of these manufacturers encountered financial difficulties and was unable to continue operating or was acquired by a third party and changed strategic direction, our ability to obtain supplies of AR101 or additional product candidates could be materially adversely affected.

We have not yet entered into an agreement with any third-party manufacturers to produce commercial quantities of drug product used in AR101 or the packaging of AR101, and any failure to reach such an agreement and commence the development process for AR101 in a timely manner would delay commercialization of AR101.

We intend to rely on third-party manufacturers to develop a commercial-scale manufacturing process for AR101. Aspects of our manufacturing process for AR101 are complex and our existing manufacturing process will need to be scaled up to meet our anticipated commercial requirements. If we and our third-party manufacturers are not able to develop successfully a commercial manufacturing process or do so in a timely manner, we will not be able to initiate commercialization of AR101 within our estimated timeline, if at all. We anticipate that we will initially be dependent on a single contract manufacturer for the production of the drug product used in AR101 and a single contract manufacturer for the packaging of AR101 and that during such time, our commercialization efforts will be substantially dependent on such contract manufacturers’ ability to scale up the manufacturing process for AR101. We have agreements in place with both contract manufacturers. We expect to enter into a commercial supply agreement with our drug product manufacturer in 2018.

Supplying our ongoing clinical trials and planned clinical trials is a complex operation.

Supplying appropriate clinical trial materials for our ongoing and planned clinical trials on a timely basis is a complex operation. There are multiple doses in the up-dosing phase of our AR101 clinical trials. In addition, each subject can proceed through the up-dosing phase at a different rate depending on how the subject responds to each new dose. For example, a subject can move up to the next dose, remain on the current dose or move down to the prior lower dose during the up-dosing phase of our trials. We believe that this dosing flexibility improves outcomes for clinical trial subjects. But this dosing flexibility also increases the complexity of supplying the appropriate doses to each clinical site on a timely basis. The complexity of our logistics operations for our clinical trial materials increased significantly in 2017 as we initiated several new clinical trials of AR101. We believe this complexity will continue as we continue to operate multiple large trials concurrently, including trials in Europe. EU regulations require that each lot of clinical trial material be certified and released by a designated qualified person. This certification and release process in the EU can cause delays in supplying clinical trial materials to clinical sites. Any delays or errors in our AR101 supply chain logistics could delay or adversely affect our clinical trials.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize AR101 or any additional product candidates.

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

The FDA and foreign regulatory authorities require us and our third-party contractors to comply with regulations and standards, including regulations commonly referred to as good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA and foreign regulatory authorities for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the clinical trial subjects are adequately informed of the potential risks of participating in clinical trials. Regulatory authorities enforce these GCPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our third-party contractors fail to comply with applicable GCPs or data privacy requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure our stockholders that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or regulatory authorities conclude that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the regulatory authority of any marketing application we submit. Any such delay or rejection could prevent us from commercializing AR101 or our other future product candidates.

Furthermore, certain of our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. In addition, the execution of clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, our agreements with third parties may typically be terminated by such third parties upon as little as 30 days’ prior written notice or, in certain cases, under certain other circumstances, including our insolvency. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols. GCPs or data privacy requirements, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such studies.

Even if AR101 or any additional product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success, which will depend, in part, upon the degree of acceptance among clinicians, patients, patient advocacy groups, healthcare payors and the general medical community.

Even if we obtain FDA or other regulatory approvals, AR101 or any additional product candidates may not achieve market acceptance among clinicians, patients, patient advocacy groups, healthcare payors and the general medical community. With respect to AR101, which we intend to market as a means of obtaining protection from accidental exposure to peanut protein and not as a cure for peanut allergy, we anticipate that clinicians will continue to recommend that their patients strictly avoid foods that may contain any amount of peanut protein and continue to carry epinephrine auto-injectors even if the patients have been successfully desensitized with AR101. As a result, if we are unable to persuade clinicians, patients, caregivers and payors that AR101 has therapeutic value when used in conjunction with the practice of avoidance, our sales will be adversely affected.

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

Furthermore, market acceptance of AR101 or any additional product candidates for which we receive approval depends on a number of factors, including:

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

AR101, if approved, or any additional product candidates may face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

The pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. In particular, we compete in the segments of the pharmaceutical, biotechnology and other related markets that address the treatment of food allergies. As a result, we may face competition from many pharmaceutical and biotechnology companies, with considerably more resources and experience than we have, that are researching and selling products designed to treat food allergies or allergies in general. For example, in October 2017, DBV Technologies S.A. announced results from its completed Phase 3 clinical trial evaluating Viaskin Peanut in peanut-allergic patients (4 to 11 years of age) and, notwithstanding the failure to achieve the primary endpoint, has indicated that it still plans to submit a BLA in the second half of 2018, and it could potentially receive regulatory approval before AR101. Many of our competitors have materially greater financial, manufacturing, marketing, research and drug development resources than we do. Large pharmaceutical and biotechnology companies in particular have extensive expertise in nonclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Failure to effectively compete against additional products approved for the treatment of peanut allergy could harm our business and results of operations.

We may also face competition from clinicians who provide oral immunotherapy to patients using commercially available source material. In addition, peanut allergic patients may attempt to use food products as a substitute for AR101 in the maintenance portion of our AR101 treatment program. If we are unable to convince clinicians, patients and caregivers, that our products have advantages over these self-developed approaches to oral immunotherapy, our business and results of operation could be materially adversely affected.

AR101 and any additional product candidates are regulated as biological products, or biologics, which may subject them to competition sooner than anticipated.

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

We currently have no sales organization or distribution network. If we are unable to establish sales capabilities and a distribution network on our own or through third parties, we may not be able to market, sell and distribute AR101, if approved, or any additional product candidates or generate product revenue.

If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 around the end of 2019. We currently do not have a sales organization. In order to commercialize AR101, we will need to build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If AR101 receives regulatory approval, we expect to establish a specialty sales organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming.

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

We may choose to collaborate with third parties that have direct sales forces or established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize AR101. If we are not successful in commercializing AR101 or any additional product candidates, either on our own or through collaborations with one or more third parties, our additional product revenue will suffer and we would incur significant additional losses.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of AR101 or any additional product candidates, and our existing insurance coverage may not be sufficient to satisfy any liability that may arise.

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

Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for AR101 or any additional product candidates;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to clinical trial participants or patients;

•	regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to commercialize AR101 or any additional product candidates.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of AR101 or any additional products we develop. Although we maintain product liability insurance covering the use of our product candidates in clinical trials, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

If and when we obtain approval for marketing AR101, we intend to expand our insurance coverage to include the sale of AR101. However, we may be unable to obtain this liability insurance on commercially reasonable terms, if at all.

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2017, we had 131 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize AR101 or any additional product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

If we fail to attract and retain senior management, we may be unable to successfully develop AR101 or any additional product candidates, conduct our clinical trials and commercialize AR101 or any additional product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon our senior management. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trial or the commercialization of AR101 or any additional product candidates. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service. In November 2017, we entered into a Transition and Separation Agreement with Dr. Stephen Dilly, our president and chief executive officer. Pursuant to the agreement, Dr. Dilly will continue to serve in such roles and continue to serve as a member of our Board through the earlier of December 31, 2018 and the date that we appoint a new chief executive officer. Any difficulties in obtaining and integrating a suitable replacement for Dr. Dilly prior to his departure could have a material adverse effect on our business, financial condition and results of operations.

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

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. In addition, the listing requirements of The Nasdaq Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially affect our business.

We intend to implement an enterprise resource planning, or ERP, system for our company in 2018. An ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, an ERP system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Additionally, during the conversion process, we may be limited in our ability to convert any business that we acquire to the ERP. Any disruptions or difficulties in implementing or using an ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

If we are not successful in identifying, acquiring or commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of AR101, an important element of our strategy is to expand our product portfolio by identifying, developing and commercializing additional therapies including therapies using our CODIT therapeutic approach, including product candidates for the treatment of egg allergy and walnut allergy. A key component of our CODIT approach is utilizing defined dosages of well-characterized food proteins in order to allow for gradual updosing. This requires manufacturing stable and standardized drug product, which, for naturally occurring food based drug products, can be complex and difficult especially in low doses. Other than AR101, none of our product candidates have been tested in human clinical trials and many of our potential product candidates are still in the discovery stage. In addition, while we intend to evaluate third-party product candidates and technologies for the treatment of food allergies, we currently have no plans to acquire or in-license any specific product candidate. Our efforts to develop, acquire or in-license product candidates may be unsuccessful for many reasons, including:

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

Our existing and any future collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize AR101 and potential additional product candidates.

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

•

disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our current or additional products or that results in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or additional products;
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

Recent U.S. tax legislation and future changes to applicable U.S. or foreign tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a more generally territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

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

We have ongoing business in the United Kingdom and the European Union, including employees in the United Kingdom. Further, our ongoing ARTEMIS study is being conducted solely in Europe. Any application for Marketing Authorization, or MA, for AR101 or any other product candidate that we may file in the future must be filed by an entity located in a European Union member nation. The lack of clarity about future United Kingdom laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, includes regulations related to clinical trials, marketing authorization for drug products, intellectual property rights and employment and labor matters. A lack of clarity in these areas, which are central to the development of our product candidates in the United Kingdom and the European Union and our ongoing business activities in the United Kingdom, may cause operational and strategic uncertainty for us as we consider the timing of and requirements for approval in the United Kingdom for AR101 and the effect of a potential withdrawal on our employees located in the United Kingdom.

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

A failure in our operational systems or infrastructure or those of third parties, including those caused by security breaches, cyber-attacks or data protection failures, could disrupt our business, damage our reputation and causes losses.

Our operations rely on the secure processing, storage, and transmission of confidential and other information and assets, including in our computer systems and networks. Our business, including our ability to report our financial results in a timely and accurate manner and our ability to collect and analyze clinical data to support regulatory filings for our product candidates, depends significantly on the integrity, availability and timeliness of the data we maintain, as well as the data and assets held through third party outsourcers, such as clinical vendors and clinical research organizations, service providers and systems.

Although we have implemented administrative and technical controls and take protective actions to reduce the risk of cyber incidents and to protect our information technology and assets, and we endeavor to modify such procedures as circumstances warrant and negotiate agreements with third party providers to protect our assets, such measures may be insufficient to prevent, among other things, unauthorized access, computer viruses, malware or other malicious code or cyber-attack, catastrophic events, system failures and disruptions (including in relation to new security measures and systems), employee errors or malfeasance, third party (including outsourced service providers) errors or malfeasance, loss of assets and other security events (each, a “Security Event”). We may be subject to Security Events, which could have a material adverse impact on our business, results of operations or financial condition. As the breadth and complexity of our security infrastructure continues to grow, the potential risk of a Security Event increases. If Security Events occur, these events may jeopardize our or our clinical vendors’ or collaborators’ or counterparties’ confidential and other information processed and stored with us, and transmitted through our computer systems and networks, or otherwise cause interruptions, delays, or malfunctions in our, counterparties’ or third parties’ operations, or result in data loss or loss of assets which could result in significant losses and/or fines, reputational damage or a material adverse effect on our business, financial condition or operating results. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures and to pursue recovery of lost data or assets and we may be subject to litigation and financial losses. We currently maintain cyber liability insurance that provides third party or first party liability coverages to protect us, subject to policy limits and coverages, against certain events that could be a Security Event. However, a Security Event could nonetheless have a material adverse effect on our operating results or financial condition.

We outsource certain technology and business process functions to third parties and may increasingly do so in the future. For example, we outsource certain data management and analysis functions for our clinical trials and use cloud-based systems for financial and human resources data. If we do not effectively develop, implement and monitor our outsourcing strategy, third party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and loss of business. Our outsourcing of certain technology and business processes functions to third parties may expose us to enhanced risks related to data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third party providers may be impacted by cultural differences, political instability, unanticipated regulatory requirements or policies. As a result, our ability to conduct our business may be adversely affected.

We face regulation and potential liability related to the privacy of health information we obtain from clinical trials sponsored by us or our collaborators.

The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clinical subjects, clinical investigators, and employees, including in relation to medical records, credit card data and financial information. For example, on May 25, 2016, the European General Data Protection Regulation, or GDPR, entered into force following four years of negotiation. The GDPR repeals the Data Protection Directive (95/46/EC) and will be directly applicable in all E.U. member states starting on May 25, 2018. We will be subject to the GDPR when conducting clinical trials with E.U. based data subjects (whether the trials are conducted directly by us or through a clinical vendor or collaborator) or offering approved products to E.U. based data subjects (regardless of whether involving our E.U. based subsidiary or operations). The GDPR sets out a number of requirements that must be complied with when handling the personal data of such E.U. based data subjects including: the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability; the principal of accountability and the obligation to make public notification of significant data breaches. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. In particular, as the E.U. states reframe their national legislation to prepare for and harmonize with the GDPR, we will need to monitor compliance with all relevant E.U. member states' laws and regulations, including where permitted derogations from the GDPR are introduced.

The introduction of the GDPR, and any resultant changes in E.U. member states’ national laws and regulations, may increase our compliance obligations and may necessitate the review and implementation of policies and processes relating to our collection and use of data. This increase in compliance obligations could also lead to an increase in compliance costs which may have an adverse impact on our business, financial condition or results of operations.

If any person, including any of our employees, clinical vendors or collaborators or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our clinical subject, clinical investigator or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. For example, under the GDPR there are significant new punishments for non-compliance which could result in a penalty of up to 4% of a firm’s global annual revenue. In addition, a data breach could result in negative publicity which could damage our reputation and have an adverse effect on our business, financial condition or results of operations.

In addition, we have certified under the U.S.-European Union Privacy Shield with respect to our transfer of certain personal information from the E.U. to the U.S. In 2016, the Department of Commerce and the E.U. completed the negotiation of the “Privacy

Shield” framework, which allows U.S.-based companies to transfer personal data about European citizens from E.U. to the U.S., after the U.S.-based company has certified compliance with the Privacy Shield framework with the U.S. Department of Commerce.

However, the agreement itself faces a number of legal challenges and is subject to annual review. This has resulted in some uncertainty, and compliance obligation could cause us to incur costs or require us to change our business practices in a manner adverse to our business. If it were to be determined that we were not complying with our obligations under the Privacy Shield framework and we were to lose our Privacy Shield certification from the Department of Commerce, we may face difficulties in transferring data from E.U. to the U.S.

We strive to comply with all applicable laws, but they may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts,

we may not have fully complied in the past and may not in the future. If we become liable under laws or regulations applicable to us,

we could be required to pay significant fines and penalties, our reputation may be harmed and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business.

Our product development programs for candidates may require substantial financial resources and may ultimately be unsuccessful.

In addition to the development of AR101, we are pursuing development of our additional product candidates. Our current development programs are in the pre-clinical formulation and process development phase and may not result in product candidates we can advance to the clinical development phase. None of our other potential product candidates have commenced clinical trials, and there are a number of FDA and foreign regulatory requirements that we must satisfy before we can commence these clinical trials. Satisfaction of these requirements will entail substantial time, effort and financial resources, and we may never satisfy these requirements. We have and expect to continue to conduct activities to support filing of an IND for a product candidate for the treatment of egg allergy and the filing of an IND for a product candidate for the treatment of walnut allergy. Any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of AR101, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. Even if we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or the foreign regulatory authorities.

Risks Related to Government Regulation

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of AR101 or any additional product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of biologics are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country.

Neither we nor any future collaboration partner will be permitted to market AR101 or any additional product candidate in the United States until we receive approval of a BLA from the FDA, and we will not be permitted to market AR101 in other countries until similar regulatory approvals are obtained in those countries. We have not submitted an application or obtained marketing approval for AR101 anywhere in the world and will not be able to do so until we complete additional clinical trials. Obtaining regulatory approval of a BLA in the United States and similar applications in other countries can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

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

If AR101 or any additional product candidate fails to demonstrate safety and efficacy in clinical trials or does not gain regulatory approval, our business and results of operations will be materially and adversely harmed. Additionally, if the FDA or other regulatory authorities require that we conduct additional clinical trials, place limitations on AR101 in our label, delay approval to market AR101 or limit the use of AR101, our business and results of operations may be harmed.

Even if we receive regulatory approval for AR101 or any additional product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, any product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

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

If approved, AR101 or any additional products may cause or contribute to adverse medical events that we are required to report to regulatory authorities and if we fail to do so we could be subject to sanctions that would materially harm our business.

Some participants in our clinical trials have reported adverse effects after being treated with AR101. For example, in our PALISADE clinical trial, of patients ages 4-17, 12.4% of patients from the AR101 treatment arm and 2.4% of patients from the placebo-treatment arm discontinued due to investigator-reported adverse events. Additionally, eight AR101-treated patients in the PALISADE trial experienced a total of ten severe adverse events, and four of these patients discontinued treatment. If we are successful in completing the development of, obtaining approval for, and commercializing AR101 or any other products, FDA and foreign regulatory authority regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of additional products.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these Executive Orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Each of these would likely entail substantial time and cost and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any additional products could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

In addition, the full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is currently unknown, and may adversely affect our business model. In the United States, the Affordable Care Act was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The Affordable Care Act, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations and established annual fees and taxes on manufacturers of certain branded prescription drugs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken, as well as the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Risks Related to Intellectual Property

If we are unable to obtain and maintain adequate intellectual property protection for AR101 or any additional product candidates, we may not be able to compete effectively in our market.

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for AR101 and any additional product candidates. We intend to rely upon a combination of patents, trademarks, trade secrets and confidentiality agreements to protect our product candidates. Evaluating the strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and, as a result, the patent position of biopharmaceutical companies can generally be highly uncertain. Further, any disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. Though we currently own two issued patents in the United States covering certain of our manufacturing methods and the formulation for AR101, we do not anticipate that we will be able to obtain a composition of matter patent over the active pharmaceutical ingredient in AR101 or for any other product candidates that are based on widely or readily available food products. We have filed additional patent applications that relate to the manufacture, formulation, and other aspects of AR101 and certain of our other product candidates. We cannot assure our stockholders that these applications will result in any additional issued patents in the U.S. or foreign countries. Even if any such additional patents issue, we cannot assure our stockholders that they or any other patents we obtain will include any claims with a scope sufficient to protect AR101 or any other additional product candidate or otherwise provide us with meaningful protection or competitive advantage.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed as a regular, non-provisional application. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. If we encounter delays in our clinical trials or other delays during the regulatory approval process, even if we obtain patents covering AR101 or other product candidates, the period of time during which we could exclusively market AR101 or such other product candidates under such patents would be reduced, even if we are able to obtain an extension of patent term due to regulatory delay. As a result, any patents we obtain may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to AR101 or our other product candidates, including generic versions of such products.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and therefore, to the extent that we acquire patent protection with respect to AR101 or other product candidates, third parties may still challenge our patents in the courts or patent offices in the United States and abroad. Any issued patents we obtain could be narrowed, invalidated, held unenforceable or circumvented, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may obtain for our product candidates. Competitors or other third parties may also claim that they invented the inventions claimed in our patent applications, or any patents that may issue in the future, prior to us, or may file patent applications before we do. Further, our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets. Our competitors might commercialize products in countries where we do not have patent rights. Such challenges may also result in our inability to manufacture or commercialize our additional products, including AR101, without infringing third-party patent rights. If the breadth or strength of protection provided by any patents we obtain with respect to AR101 or any additional product candidates is successfully challenged, then our ability to commercialize AR101 or any additional product candidates could be negatively affected, and we may face unexpected competition that could have a material adverse impact on our business.

Even if they are unchallenged, any patents issuing from our pending patent applications may not adequately protect our intellectual property or prevent others from designing around our claims to circumvent those patents by developing similar or alternative technologies or products in a non-infringing manner. For example, a third party may develop a competitive product that provides benefits similar to AR101 or an additional product candidate but falls outside the scope of our patent protection. If the patent protection covering our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business.

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

We may become subject to claims alleging infringement of third-party patents or proprietary rights, the outcome of which could result in delay or prevent the development and commercialization of AR101 or any additional product candidates or otherwise prevent us from competing effectively in our market.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. Third parties, including our competitors, may initiate legal proceedings against us or our collaborators alleging that we are infringing or otherwise violating their patent or other intellectual property rights. Given the significant number of patents in our field of technology, we cannot assure our stockholders that AR101 or any additional product candidates we develop will not infringe existing patents or patents that may be granted in the future. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, or even after issuance, there may be applications now pending of which we are unaware that may later result in issued patents that may be infringed by the manufacture, use or sale of AR101 or any additional product candidates. If a patent holder believes AR101 or any of our product candidates infringes on its patent, the patent holder may sue us even if we have received patent protection for our technology.

If a patent infringement suit were brought against us or any of our collaborators, we or they could be forced to stop or delay the research, development, manufacturing or sales of AR101 or the product candidate that is the subject of the suit. Defending any such claims would cause us to incur substantial expenses of financial and other resources and, if unsuccessful, we could be forced to pay substantial damages, including treble damages and attorney’s fees if we are found to have willfully infringed a third-party patent. Furthermore, we may be required to indemnify our collaborators against such claims.

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

Competitors and other third parties may infringe, misappropriate or otherwise violate any patents we obtain or other intellectual property rights. To counter infringement or unauthorized use, we may be required to initiate litigation, which can be expensive and time-consuming. A court may disagree with our allegations, however, and may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the third-party technology in question. Further, such third parties could counterclaim that we infringe their intellectual property or that a patent we have asserted against them is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace.

In addition, third parties may initiate their own legal proceedings against us to assert such challenges to our intellectual property rights. For example, we may be subject to a third-party submission of prior art to the United States Patent and Trademark Office, or USPTO, challenging the invention claimed within any patent we may obtain, such as in an inter partes review proceeding. Such third-party prior art submissions may also be made prior to a patent’s issuance, precluding such issuance at all. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others from whom we have obtained licenses to such rights. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights.

The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render any patents we obtain invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to patents we may obtain, but that could nevertheless be determined to render such patents invalid. An adverse result in any litigation or other proceeding to defend or enforce any patents we may obtain could put one or more of such patents at risk of being invalidated, held unenforceable, or interpreted narrowly. If a defendant were to prevail on a legal assertion of invalidity or unenforceability of any patents we obtain covering AR101 additional product candidates, we would lose at least part, and perhaps all, of any patent protection covering such product candidate, which would materially impair our competitive position.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, including patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. For example, patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first-to-file” system. The first-to-file provisions became effective on March 16, 2013. Thus, it is possible that another party will have filed on the same technology for which we are seeking patent protection before we have or will have filed and thus be able to obtain competing patent coverage or even preclude our ability to obtain such coverage. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our technology and could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents we obtain, all of which could harm our business, results of operations and financial condition.

Court decisions can also have an impact on our intellectual property rights, including patent rights. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce any patents that we might obtain in the future.

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

Filing, prosecuting and defending patents on AR101 or any of our product candidates in all countries throughout the world would be prohibitively expensive. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The requirements for patentability differ, in varying degrees, from country to country. The legal systems of some countries, particularly developing countries, do or may not favor the enforcement of patent and other intellectual property rights, especially those relating to life sciences. This could make it difficult for us to stop the infringement of any patents we obtain or the misappropriation of our other intellectual property rights. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

Proceedings to enforce our patent rights in foreign jurisdictions, regardless of whether successful, would result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market AR101 or any additional products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our products in all of our expected significant foreign markets.

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

Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. We cannot guarantee that our trade secrets and other proprietary and confidential information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or other confidential or proprietary information. If any of the parties to these confidentiality agreements breaches or violates the terms of such agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time-consuming, and the outcome is unpredictable. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad.

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
•

announcements concerning our competitors or the pharmaceutical industry in general, including in respect of the announcement by DBV of its Phase 3 clinical trial results in October 2017 and its intent to file a BLA;

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

As of December 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 50% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards to offset its post-change taxable income may be limited. Limitations may also apply to the utilization of other pre-change tax attributes as a result of an ownership change. As of December 31, 2017, we had generated NOL carryforwards for federal income tax purposes of $177.9 million and for California income tax purposes of $12.0 million. These federal and California NOL carryforwards will begin to expire in 2031, if not utilized. Following the equity investment by Nestle Health Science in November 2016, we performed a Section 382 analysis and determined that we experienced multiple ownership changes under Section 382 of the Code prior to July 31, 2017. Such annual limitations could affect the utilization of NOL and tax credit carryforwards in the future. We experienced no significant permanent losses of tax attributes due to these ownership changes.

In addition, we may experience more ownership changes under Section 382 of the Code as a result of future changes in our stock ownership, some of which may be outside our control. As a result, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Brisbane, California where we lease a total of approximately 53,000 square feet. The lease for this office space expires on June 30, 2024. We also lease office space in Durham, North Carolina and London, United Kingdom.

In addition, we lease approximately 20,000 square feet of manufacturing space in Clearwater, Florida pursuant to a lease that expires in 2025. We believe that our existing facilities and other available properties will be sufficient for our needs for the foreseeable future.

For additional information, see Contractual Obligations and Other Commitments in Part II, Item 7 of this Annual Report on Form 10-K.

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

	2017
	High	Low
First quarter	$23.40	$16.42
Second quarter	21.88	15.97
Third quarter	25.92	18.25
Fourth quarter	40.00	24.64

	2016
	High	Low
First quarter	$19.00	$12.43
Second quarter	15.88	10.57
Third quarter	17.23	9.77
Fourth quarter	27.31	14.48

Holders of Record

On February 15, 2018, there were approximately 11 stockholders of record of our common stock and the closing price of our common stock was $38.24 per share as reported by The Nasdaq Global Select Market. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Sales of Unregistered Securities

Other than as reported in our current report on Form 8-K filed with the SEC on January 10, 2018, there were no sales of unregistered securities during the year ended December 31, 2018.

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

Item 6. Selected Financial Data.

The following selected financial data are derived from the consolidated financial statements. The data presented below should be read in conjunction with the consolidated financial statements of the Company, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Operating expenses
Research and development	$89,325	$54,642	$19,816	$8,181	$3,495
General and administrative	43,949	26,885	16,181	2,951	1,263
Total operating expenses	133,274	81,527	35,997	11,132	4,758
Loss from operations	(133,274)	(81,527)	(35,997)	(11,132)	(4,758)
Interest income, net	2,005	703	181	12	(67)
Loss before provision for income taxes	(131,269)	(80,824)	(35,816)	(11,120)	(4,825)
Provision for income taxes	56	—	—	—	—
Net Loss	$(131,325)	$(80,824)	$(35,816)	$(11,120)	$(4,825)
Net loss per common share, basic and diluted	$(2.61)	$(1.89)	$(1.88)	$(3.80)	$(1.65)
Weighted average shares used in computing net loss per share, basic and diluted	50,401	42,751	19,041	2,929	2,927

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$73,487	$124,010	$76,777	$2,269	$11,951
Working capital	162,512	240,230	192,359	571	11,552
Total assets	206,934	298,789	212,361	2,531	12,156
Accumulated deficit	(265,482)	(134,157)	(53,333)	(17,517)	(6,397)
Total stockholders' equity	177,805	285,972	206,251	671	11,637

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

Our lead CODIT product candidate, AR101, is an investigational biologic for the treatment of patients with peanut allergy, which affects approximately three million patients in the United States and three million patients in Europe. AR101 has received Fast Track and Breakthrough Therapy Designations for the treatment of patients 4-17 years of age from the United States Food and Drug Administration, or FDA. Our initial target patient population is children and adolescents in the 4-17 age group, which we estimate will reach approximately 1.6 million patients in the United States alone during 2018.

In late 2015, we initiated a Phase 3 efficacy trial of AR101 in the United States, Canada and Europe, which we refer to as the PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults) trial. We completed global enrollment of 554 patients between the ages of 4 and 49 in November 2016 and completed the final study for the PALISADE trial in December 2017. Patient demographics were generally balanced among patients ages 4-17 enrolled in the AR101 treatment arm as compared to those from the same age group enrolled in the placebo treatment arm.

A total of 496 patients ages 4–17, from both arms (372 AR101 and 124 placebo), were evaluable for safety. There were no deaths or suspected, unexpected serious adverse reactions. In both arms, the incidence of serious adverse events (SAEs) was low. A total of 10 patients ages 4-17 experienced SAEs, none of which were considered life-threatening: nine of these patients were in the AR101 arm (2.4%) and one was in the placebo arm (0.8%). Of the nine AR101-treated patients ages 4-17 that experienced an SAE, five patients experienced mild or moderate SAEs. The other four AR101-treated patients experienced severe SAEs, which, for two of these patients, were not related to treatment (a concussion and a viral asthmatic exacerbation). Of the two AR101-treated patients ages 4-17,  who experienced severe SAEs related to treatment, both of whom had elevated baseline peanut-specific IgE levels greater than 100 kU/L, one experienced anaphylaxis and the other experienced wheezing on the first day of treatment. Both of these patients discontinued from the study. Of patients ages 4-17, 12.4% of patients from the AR101 treatment arm and 2.4% of patients from the placebo-treatment arm discontinued due to investigator-reported adverse events.

In December 2017, we completed enrollment of 388 eligible patients who had completed PALISADE into a related open-label roll-over trial, which we refer to as the ARC004 trial. In January 2018, we completed enrollment of 506 patients in our real-world experience safety trial of AR101 in the United States and Canada in patients ages 4-17, which we refer to as the RAMSES (Real-World AR101 Market-Supporting Experience Study in Peanut Allergic Children Ages 4-17 Years) trial. In addition, in July 2017, we began enrollment of our European Phase 3 efficacy trial designed with a higher efficacy bar of tolerating 1,000 mg of peanut protein in an exist food-challenge without anything more than mild, transient symptoms, which we refer to as the ARTEMIS (AR101 Trial in Europe Measuring Oral Immunotherapy Success) trial. We expect data from the ARC004 trial in the third quarter of 2018 and from the RAMSES and ARTEMIS trials in the second half of 2018.

We expect to submit a Biologics License Application, or BLA, in the United States in late 2018 and a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in the first half of 2019. If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 around the end of 2019.

We maintain worldwide commercial rights to all of our product candidates, including AR101 and, if approved, currently intend to commercialize in the United States and Europe by developing a specialty sales force targeting a subset of the approximately 5,000 practicing allergists in the United States and allergy-focused clinicians in major European markets.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our lead CODIT product candidate, AR101. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred net losses of $131.3 million, $80.8 million and $35.8 million for the years ended December 31, 2017, 2016, and 2015, respectively, and used $99.6 million of cash in operations for the year ended December 31, 2017. As of December 31, 2017, our accumulated deficit was $265.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize AR101, and as we develop other product candidates.

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

We currently utilize contract manufacturers for all of our manufacturing activities. In June 2015, we entered into a lease for a manufacturing facility in Clearwater, Florida. In June 2017, we completed the construction of the manufacturing facility within the leased building, which we intend to handle full-scale cGMP (current Good Manufacturing Practices) commercial production of AR101, if approved, and supply future clinical trials of AR101. We anticipate that this manufacturing facility will be operational in the first half of 2018. We plan to continue to rely on the contract manufacturer that is located at the same site to manage the operations of this new manufacturing facility. Additionally, we currently utilize specialized clinical vendors, clinical trial sites, consultants, and clinical research organizations, or CROs, to ensure the proper and timely conduct of our clinical trials, and we do not yet have a sales organization. We expect to significantly increase our investment in our manufacturing process and commercial organization as we prepare for the filing of a BLA with the FDA and a MAA with the EMA and prepare for a possible commercial launch of AR101.

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

We recorded stock-based compensation expense of $16.7 million, $12.6 million and $6.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In determining the fair value of the stock-based awards used to calculate stock-based compensation expense, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires judgment to determine.

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

•

Expected Volatility. As we have limited trading history for our common stock, the expected stock price volatility assumption is determined based on the historical volatilities of a group of industry peers as well as the historical volatility of our own common stock since we began trading subsequent to our IPO in August 2015. Industry peers consist of several public companies in the biopharmaceutical industry with comparable characteristics including enterprise value, risk profiles and position within the industry. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

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

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average grant date fair value of stock options granted were as follows:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	73.1%	74.5%	74.1%
Risk-free interest rate	2.0%	1.7%	1.7%
Expected dividend yield	—	—	—
Expected term (in years)	6.0	6.0	6.0
Weighted average grant date fair value	$13.70	$10.53	$6.11

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

As of December 31, 2017, we had $43.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 2.4 years. For stock option awards subject to ratable vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award. In future periods, our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.

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

As of December 31, 2017, we had generated net operating loss, or NOL, carryforwards for federal income tax purposes of $177.9 million and for California income tax purposes of $12.0 million. These federal and state NOL carryforwards will begin to expire in 2031, if not utilized. As of December 31, 2017, we had Federal and California research credit carryforwards of $6.7 million and $1.6 million, respectively.

Following the equity investment by Nestle Health Science in November 2016, we performed a Section 382 analysis and determined that we experienced multiple ownership changes under Section 382 of the Code prior to July 31, 2017. Utilization of the NOL and tax credit carryforwards are subject to substantial annual limitations due to the ownership change limitations set forth in Internal Revenue Code Sections 382 and 383 and similar state provisions. Such annual limitations could impact the utilization of net operating loss and tax credit carryforwards in the future. We experienced no significant permanent losses of tax attributes due to these ownership changes.

In addition, we may experience more ownership changes under Section 382 of the Code as a result of future changes in our stock ownership, some of which may be outside our control. As a result, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience more ownership changes under Section 382 of the Code.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a more generally territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. We did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and could not be reasonably estimated as of December 31, 2017, and as such, our financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete.

We have calculated our provision for income taxes in accordance with the 2017 Tax Act and guidance available as of the date of this filing and as a result have reduced our deferred tax assets by $26.9 million, based on the rates at which they are expected to reverse in the future, with an equal reduction to the valuation allowance recorded against our net deferred tax assets in the fourth quarter of 2017, the period in which the legislation was enacted. The 2017 Tax Act had no impact on tax expense due to us maintaining a full valuation allowance against our net deferred tax assets.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. Upon our adoption of the new standard for fiscal year 2017, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. We recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. We applied the modified retrospective approach upon adoption, and prior periods have not been adjusted. As a result, we have established a net operating loss deferred tax asset of $1.2 million to account for prior period excess tax benefits through retained earnings; however, an offsetting valuation allowance of $1.2 million has also been established through retained earnings because it is not more likely than not that the deferred asset will be realized due to historical and expected future losses, such that there is no impact on our consolidated financial statements. Additionally, as allowed by the standard, we elected to continue to estimate potential forfeitures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance establishes that an entity should account for the effects of a modification to the terms or conditions of a share-based payment award, unless all three of the following conditions are met: (a) the fair value of the modified award is the same as the fair value of the original award immediately before the modification, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification, and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classifications of the original award immediately before the original award was modified. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2017, and early adoption is permitted. We currently anticipate adopting the new standard effective January 1, 2018, and do not expect the standard to have a material impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230), which establishes that the statement of cash flows will show the changes in cash, cash equivalents and amounts generally described as restricted cash. As a result, entities will no longer have to determine how to classify transfers to and from restricted cash within the statement of cash flows. An entity will be required to reconcile the total cash, cash equivalents and amounts generally described as restricted cash on the statement of cash flows to the amounts in the balance sheet, and disclose the nature of any restrictions on its cash, cash equivalents or amounts generally described as restricted cash. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2017, and early adoption is permitted. We currently anticipate adopting the new standard effective January 1, 2018, and do not expect the standard to have a material impact on our consolidated financial statements and related disclosures.

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

General and Administrative Expenses

General and administrative expenses include employee-related costs, stock-based compensation expense, external professional services expenses, and facilities and other costs. Employee-related costs include salaries, bonuses, severance and benefits for personnel in our general and administrative functions. Stock-based compensation expense is expense associated with our equity plans for awards to personnel in our general and administrative functions. External professional services expenses consist of legal, accounting, and audit services and other consulting fees. Facilities and other costs consist of allocable expenses, including facilities-related rent and depreciation, from our facilities and information technology departments, which are allocated between research and development and general and administrative functions based on headcount.

Results of Operations

Comparison of the years ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$89,325	$54,642	$34,683	63%
General and administrative	43,949	26,885	17,064	63%
Total operating expenses	133,274	81,527	51,747	63%
Loss from operations	(133,274)	(81,527)	(51,747)	63%
Interest income, net	2,005	703	1,302	185%
Loss before provision for income taxes	(131,269)	(80,824)	(50,445)	62%
Provision for income taxes	56	—	56	0%
Net loss	$(131,325)	$(80,824)	$(50,501)	62%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(In thousands)
External clinical-related expenses	$62,723	$37,133	$25,590	69%
Employee-related costs	16,492	10,342	6,150	59%
Stock-based compensation expense	5,077	4,838	239	5%
Facilities and other costs	5,033	2,329	2,704	116%
Total research and development	$89,325	$54,642	$34,683	63%

Research and development expenses increased by $34.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to increased external clinical-related expenses, employee-related costs and facilities and other costs. External clinical-related costs increased primarily due to the progression of the AR101 program, which include the RAMSES, ARC008, ARTEMIS and ARC011 clinical trials that commenced in 2017, and higher contract manufacturing costs to support clinical development. Employee-related costs increased primarily due to increased headcount to support continued development of AR101. Facilities and other costs increased primarily due to the allocation of higher facilities and information technology costs, which are allocable from general and administrative to research and development expenses based on headcount.

We expect research and development expenses to continue to increase as our clinical trials related to the AR101 development program progress, including the initiation of additional AR101 studies, and as we develop additional CODIT product candidates, including for the treatment of egg allergy and walnut allergy.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(In thousands)
Employee-related costs	$14,068	$8,406	$5,662	67%
Stock-based compensation expense	11,642	7,803	3,839	49%
External professional services	16,649	8,542	8,107	95%
Facilities and other costs	1,590	2,134	(544)	-25%
Total general and administrative	$43,949	$26,885	$17,064	63%

General and administrative expenses increased by $17.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to increased external professional services, stock-based compensation expense and employee-related costs, which increases were partially offset by a decrease in facilities and other costs. External professional services increased primarily due to consulting services for commercial planning and support for AR101. Stock-based compensation expense increased primarily due to increased headcount, higher valuation of stock options granted and the modification of the CEO’s stock options resulting from the recent announcement of his retirement. Employee-related costs increased primarily due to increased headcount for additional administrative support as we continue to build infrastructure to support our clinical trials and potential commercialization of AR101. Facilities and other costs decreased primarily due to the allocation of higher facilities and information technology costs, which are allocable from general and administrative to research and development expenses based on headcount.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure, including the hiring of additional personnel, and incur expenses related to commercial planning for AR101.

Interest Income, net

Interest income, net, increased by $1.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to higher average cash, cash equivalents, and investment balances during the period.

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2017 is due to income tax expense generated from our foreign subsidiaries.

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

Research and development expenses increased by $34.8 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to increased external clinical-related expenses, employee-related costs, stock-based compensation expense and facilities and other costs. External clinical-related costs increased primarily due to activities related to enrolling patients in and conducting PALISADE, which was initiated in late 2015, and contract manufacturing costs of AR101 for clinical trials. Employee-related costs increased primarily due to increased headcount to support continued development of AR101. Stock-based compensation expense increased primarily due to increased headcount, higher valuation of stock options granted and expense related to the acceleration of vesting of certain former executives’ stock options. Facilities and other costs increased primarily due to increased rent expense from our new facility leases and other allocable costs due to increased headcount.

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

General and administrative expenses increased by $10.7 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to increased employee-related costs, stock-based compensation expense, and external professional services. Employee-related costs increased primarily due to increased headcount for additional administrative support associated with being a publicly traded company following our initial public offering, or IPO, in August 2015. Stock-based compensation expense increased primarily due to increased headcount, higher valuation of stock options granted, and the modification of certain former executives’ stock options. External professional services increased primarily due to consulting services, including for commercial planning and support for AR101.

Interest Income, net

Interest income, net, increased by $0.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to higher average cash and investment balances during the period.

Liquidity and Capital Resources

As of December 31, 2017, we had cash, cash equivalents and investments of $182.4 million. We believe that our existing capital resources will be sufficient to fund our planned operations for the next 12 months and through expected regulatory submission of a Biologics License Application, or BLA, for AR101, our lead CODITTM product candidate.

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

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for, and begin to commercialize one or more of our product candidates, which is subject to significant uncertainty. If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 around the end of 2019. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our future funding requirements will depend on many factors, including the following:

•

the number, size and type of additional clinical trials or studies that we choose to initiate or the FDA or a foreign regulatory authority requires us to complete for AR101 prior to or following submission of our BLA or other marketing approval applications, as well as the cost and time of such trials and studies;

•

the time and cost necessary to complete our roll-over study related to our recently completed PALISADE trial (ARC004), our RAMSES and ARTEMIS trials, as well as the time and costs associated with the other planned development activities for AR101, including the initiation and operation of ARC005 and ARC008;

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
•

our ability to obtain and maintain intellectual property protection for AR101 or any additional product candidate and the associated costs of such activities, including for filing, prosecuting, defending and enforcing any patents for AR101 or any additional product candidate.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for AR101 or any additional product candidate;
•	our research and development activities; or
•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize AR101 or any additional product candidate.

Cash Flows

Comparison of the years ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016	Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(99,605)	$(56,614)	$(42,991)
Investing activities	42,562	(43,896)	86,458
Financing activities	6,520	147,843	(141,323)
Net change in cash and cash equivalents	$(50,523)	$47,333	$(97,856)

Net Cash Used In Operating Activities

Net cash used in operating activities was $99.6 million for the year ended December 31, 2017, an increase of $43.0 million from $56.6 million for the year ended December 31, 2016. This increase was primarily due to higher net loss from operations resulting from increased research and development and general and administrative expenses.

Net Cash Used In Investing Activities

Cash provided by investing activities was $42.6 million for the year ended December 31, 2017, an increase of $86.5 million from cash used in investing activities of $43.9 million for the year ended December 31, 2016. The increase was primarily due to the timing of purchases of various investments we have made as we monitor the balance of our portfolio’s investments while managing our cash requirements.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $6.5 million for the year ended December 31, 2017, a decrease of $141.3 million from $147.8 million for the year ended December 31, 2016. The decrease is primarily due to net cash proceeds of $145.0 million from the issuance of our common stock as part of the equity investment by Nestle Health Science in 2016, partially offset by proceeds from issuance of our common stock.

As of December 31, 2017, we had cash, cash equivalents and investments of $182.4 million.

Comparison of the years ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015	Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(56,614)	$(35,690)	$(20,924)
Investing activities	(43,896)	(125,229)	81,333
Financing activities	147,843	235,327	(87,484)
Net change in cash and cash equivalents	$47,333	$74,408	$(27,075)

Net Cash Used In Operating Activities

Net cash used in operating activities was $56.6 million for the year ended December 31, 2016, an increase of $20.9 million, from $35.7 million for the year ended December 31, 2015. This increase was primarily due to higher net loss from operations resulting from increased research and development and general and administrative expenses.

Net Cash Used In Investing Activities

Net cash used in investing activities was $43.9 million during the year ended December 31, 2016, a decrease of $81.3 million from $125.2 million for the year ended December 31, 2015. The decrease was primarily due to the maturities of various investments we had made after our IPO, which partially offset purchases of new investments in 2016, including those made in conjunction with the proceeds received in the NHSc US investment of $145.0 million. Additionally, we increased our investments in property and equipment for the manufacturing facility in Clearwater, Florida, and to a lesser extent, for office furniture and equipment purchases for our Brisbane, California corporate headquarters.

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

Contractual Obligations and Other Commitments

The following table summarizes our future contractual obligations as of December 31, 2017:

	Years
	Total	Less than 1	1–3	3–5	More than 5
	(In thousands)
Operating leases (1), (2)	$18,327	2,985	$5,202	$5,529	$4,611
Capital lease (3)	144	33	67	44	—
Other purchase commitments (4)	—	—	—	—	—
Total contractual obligations	$18,471	$3,018	$5,269	$5,573	$4,611

(1)	In June 2015, we signed a facility lease for a manufacturing facility in Clearwater, Florida.
(2)

In March 2015, we entered into a new lease for our corporate headquarters in Brisbane, California for 11,665 square feet of office space. In August 2015, we entered into a lease amendment, pursuant to which we leased an additional 26,355 square feet of office space. In June 2017, we entered into a second lease amendment, under which we leased an additional 14,841 square feet of office space. The term for the additional space commences on January 1, 2018, or later upon the delivery of the premises to us, and terminates on June 30, 2024. Additionally, the term of the existing office space has been extended so that it is coterminous with the new space.

(3)	In December 2016, we entered into a capital lease for equipment related to the leased facility in Florida.
(4)

We purchase standard food-grade peanut flour from Golden Peanut Company, or GPC, pursuant to a long-term exclusive commercial supply agreement, which was expanded and extended in January 2018. GPC is not allowed to sell several peanut flour products to any third party worldwide for use in OIT for the treatment or cure of peanut allergy, provided that we are in compliance with our exclusive purchase obligation and meet specified annual purchase commitments. The restated agreement remains in effect until ten years after the first delivery to us of peanut flour for commercial use and includes an option for us to extend the term for an additional five years. In connection with the expansion and extension of the agreement, we issued Archer Daniels Midland Company 300,000 shares of our common stock, vesting over a 3.5-year period.

Pursuant with the restated agreement, our purchase obligation commences with the first delivery of peanut flour for commercial use, which we currently anticipate will not occur prior to 2019. Assuming that our first delivery for commercial use occurs in 2019, which is not assured, the aggregate purchase commitment under this agreement would be $8.3 million over a term of ten years.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2017, we had cash, cash equivalents and investments of $182.4 million, which consisted primarily of money market funds, agency securities, corporate securities, U.S. government securities and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. However, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of December 31, 2017, a hypothetical 100 basis point change in interest rates would result in a $0.4 million change in the fair market value of the portfolio. Any changes would only be realized if we sold the investments prior to maturity.

We had no outstanding debt as of December 31, 2017.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements, and the related notes thereto, of Aimmune Therapeutics, Inc. and the Report of the Company’s Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	81

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Aimmune Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aimmune Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the (consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

San Francisco, California
February 20, 2018

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$73,487	$124,010
Short-term investments	108,943	124,921
Prepaid expenses and other current assets	6,681	2,749
Total current assets	189,111	251,680
Long-term investments	—	33,602
Property and equipment, net	17,205	10,391
Prepaid expenses and other assets	618	3,116
Total assets	$206,934	$298,789
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,095	$1,427
Accrued liabilities	21,478	9,921
Other current liabilities	26	102
Total current liabilities	26,599	11,450
Other liabilities	2,530	1,367
Total liabilities	29,129	12,817
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share - 10,000 shares authorized at December 31, 2017 and 2016; 0 shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, par value $0.0001 per share—290,000 shares authorized as of December 31, 2017 and 2016; 51,091 and 50,204 shares issued and outstanding as of December 31, 2017 and 2016, respectively (including 47 and 200 shares subject to repurchase, legally issued and outstanding as of December 31, 2017 and 2016, respectively)	5	5
Additional paid-in capital	443,390	420,151
Accumulated other comprehensive loss	(108)	(27)
Accumulated deficit	(265,482)	(134,157)
Total stockholders’ equity	177,805	285,972
Total liabilities and stockholders’ equity	$206,934	$298,789

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Operating expenses
Research and development	$89,325	$54,642	$19,816
General and administrative	43,949	26,885	16,181
Total operating expenses	133,274	81,527	35,997
Loss from operations	(133,274)	(81,527)	(35,997)
Interest income, net	2,005	703	181
Loss before provision for income taxes	(131,269)	(80,824)	(35,816)
Provision for income taxes	56	—	—
Net loss	(131,325)	(80,824)	(35,816)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(81)	61	(88)
Comprehensive loss	$(131,406)	$(80,763)	$(35,904)

Net loss per common share, basic and diluted	$(2.61)	$(1.89)	$(1.88)
Weighted average shares used in computing net loss per share, basic and diluted	50,401	42,751	19,041

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Series A		Series B					Accumulated
	Convertible		Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	deficit	Equity
Balance as of December 31, 2014	13,264	$16,928	—	$—	4,252	$—	$1,260	$—	$(17,517)	$671
Issuance of Series B convertible preferred stock for cash at $5.69 per share, net of $221 of issuance costs	—	—	14,048	79,779	—	—	—	—	—	79,779
Issuance of common stock upon exercise of vested options	—	—	—	—	1,436	—	303	—	—	303
Issuance of common stock upon initial public offering	—	—	—	—	11,500	1	168,118	—	—	168,119
Repurchase of Series A convertible preferred stock	(2,261)	(12,874)	—	—	—	—	—	—	—	(12,874)
Conversion of preferred stock to common stock	(11,003)	(4,054)	(14,048)	(79,779)	25,051	3	83,830	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,157	—	—	6,157
Other comprehensive loss	—	—	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	—	—	(35,816)	(35,816)
Balance as of December 31, 2015	—	$—	—	$—	42,239	$4	$259,668	$(88)	$(53,333)	$206,251
Issuance of common stock upon exercise of vested options	—	—	—	—	413	—	2,843	—	—	2,843
Issuance of common stock upon securities purchase agreement	—	—	—	—	7,552	1	144,999	—	—	145,000
Stock-based compensation	—	—	—	—	—	—	12,641	—	—	12,641
Other comprehensive gain	—	—	—	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	—	—	—	(80,824)	(80,824)
Balance as of December 31, 2016	—	$—	—	$—	50,204	$5	$420,151	$(27)	$(134,157)	$285,972
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	—	—	—	—	887	—	6,520	—	—	6,520
Stock-based compensation	—	—	—	—	—	—	16,719	—	—	16,719
Other comprehensive loss	—	—	—	—	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	—	—	—	—	(131,325)	(131,325)
Balance as of December 31, 2017	—	$—	—	$—	51,091	$5	$443,390	$(108)	$(265,482)	$177,805

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(131,325)	$(80,824)	$(35,816)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	966	534	115
Stock-based compensation expense	16,719	12,641	6,157
Investment premium amortization, net	511	919	324
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,435)	3,967	(9,698)
Accounts payable	2,315	(994)	1,072
Accrued liabilities	11,557	6,803	1,859
Other liabilities	1,087	340	297
Net cash used in operating activities	(99,605)	(56,614)	(35,690)
Cash flows from investing activities:
Purchases of property and equipment	(6,425)	(7,665)	(1,708)
Purchases of investments	(129,534)	(197,178)	(152,811)
Maturities of investments	178,521	160,947	29,250
Change in restricted cash	—	—	40
Net cash provided by (used in) investing activities	42,562	(43,896)	(125,229)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	6,520	145,000	168,119
Net cash proceeds from exercise of stock options, including early exercise	—	2,843	303
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	—	79,779
Repurchase of Series A convertible preferred stock	—	—	(12,874)
Net cash provided by financing activities	6,520	147,843	235,327
Net increase (decrease) in cash and cash equivalents	(50,523)	47,333	74,408
Cash and cash equivalents at the beginning of the period	124,010	76,677	2,269
Cash and cash equivalents at the end of the period	$73,487	$124,010	$76,677
Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment reported in accounts payable	$1,355	$558	$—
Conversion of convertible preferred stock to common stock at closing of initial public offering	$—	$—	$83,833
Capital expenditures and interest funded through long term lease obligation	$—	$—	$710
Supplemental cash flow disclosures:
Cash paid for taxes	$39	$—	$—
Cash paid for interest	$—	$—	$—

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

Since inception, we have incurred net losses and negative cash flows from operations. During the year ended December 31, 2017, we incurred a net loss of $131.3 million and used $99.6 million of cash in operations. As of December 31, 2017, we had an accumulated deficit of $265.5 million and we do not expect to experience positive cash flows in the near future. As of December 31, 2017, we had cash, cash equivalents and investments of $182.4 million. We believe that our existing capital resources will be sufficient to fund our planned operations for the next 12 months and through regulatory submission of a Biologics License Application, or BLA, for AR101, our lead CODITTM product candidate. We have financed our operations to date primarily through private placements of our equity securities and our initial public offering, or IPO, of common stock in August 2015. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include raising additional capital, the successful and timely completion of our clinical trials, our ability to control expenses, obtaining U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval, and generating sufficient revenue in the United States and Europe. Failure to obtain FDA and EMA approval, commercialize our lead product candidate, manage discretionary expenditures, or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

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

Initial Public Offering

On August 5, 2015, our registration statement on Form S-1 (File No. 333-205501) relating to the IPO of our common stock became effective. The IPO closed on August 11, 2015 at which time we issued 11,499,999 shares of our common stock at a price of $16.00 per share, which included 1,499,999 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares. We received proceeds of approximately $168.1 million, net of underwriting discounts and commissions, and offering expenses. In addition, upon our IPO, all outstanding shares of convertible preferred stock converted by their terms into approximately 25.1 million shares of common stock. As of December 31, 2017, we had 51,090,813 shares of common stock outstanding. See Note 6, “Stockholders’ Equity.”

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

The useful lives of property and equipment are as follows:

Furniture and office equipment	4 years
Computer equipment	3 years
Buildings	25 years
Fixtures	10 years
Leasehold improvements	Shorter of remaining lease terms or useful life

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

Stock-Based Compensation

Stock-based awards issued to employees, including stock options, are measured at fair value on the grant date using the Black--Scholes option-pricing model for stock options and the market price of our ordinary shares on that date for restricted stock units (“RSUs”). The fair value stock-based awards is recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). Because noncash stock compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. There were 2,371,700, 2,343,385 and 4,192,485 stock options granted during the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, there were 16,638, 17,000, and 0 restricted stock units awarded during the years ended December 31, 2017, 2016 and 2015 respectively.

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

Net Loss per Share

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Year Ended December 31,
	2017	2016	2015
Series A convertible preferred stock	—	—	—
Stock options	6,629,111	5,429,267	4,814,892
Restricted stock units	16,638	17,000	—

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. Upon our adoption of the new standard for fiscal year 2017, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. We recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. We applied the modified retrospective approach upon adoption, and prior periods have not been adjusted. As a result, we have established a net operating loss deferred tax asset of $1.2 million to account for prior period excess tax benefits through retained earnings; however, an offsetting valuation allowance of $1.2 million has also been established through retained earnings because it is not more likely than not that the deferred asset will be realized due to historical and expected future losses, such that there is no impact on our consolidated financial statements. Additionally, as allowed by the standard, we elected to continue to estimate potential forfeitures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance establishes that an entity should account for the effects of a modification to the terms or conditions of a share-based payment award, unless all three of the following conditions are met: (a) the fair value of the modified award is the same as the fair value of the original award immediately before the modification, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification, and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classifications of the original award immediately before the original award was modified. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2017, and early adoption is permitted. We currently anticipate adopting the new standard effective January 1, 2018, and do not expect the standard to have a material impact on our consolidated financial statements and related disclosures.

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

3. Available-for-Sale Securities and Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$39,072	$—	$—	$39,072
Corporate securities	—	999	—	999
Commercial paper	—	33,416	—	33,416
Total cash and cash equivalents	$39,072	$34,415	$—	$73,487
Investments:
Agency securities	—	12,718	—	12,718
Corporate securities	—	28,345	—	28,345
Commercial paper	—	21,432	—	21,432
US government securities	—	46,448	—	46,448
Total investments	$—	$108,943	$—	$108,943

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$107,977	$—	$—	$107,977
Commercial paper	—	16,033	—	16,033
Total cash and cash equivalents	$107,977	$16,033	$—	$124,010
Investments:
Agency securities	$—	$45,571	$—	$45,571
Corporate securities	—	22,031	—	22,031
Commercial paper	—	8,669	—	8,669
US government securities	—	82,252	—	82,252
Total investments	$—	$158,523	$—	$158,523

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value. During the years ended December 31, 2017 and 2016, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, as of December 31, 2017 and December 31, 2016 are as are as follows (in thousands):

	December 31, 2017
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Agency securities	$12,729	$—	$(11)	$12,718
Corporate securities	29,369	1	(26)	29,344
Commercial paper	54,848	—	—	54,848
US government securities	46,520	—	(72)	46,448
Total available-for-sale investments	$143,466	$1	$(109)	$143,358

	December 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Agency securities	$45,591	$5	$(25)	$45,571
Corporate securities	22,050	2	(21)	22,031
Commercial paper	24,702	—	—	24,702
US government securities	82,240	15	(3)	82,252
Total available-for-sale investments	$174,583	$22	$(49)	$174,556

At December 31, 2017, all of the available-for-sale securities have contractual maturities within one year. We periodically review our available-for-sale investments for other-than-temporary impairment loss. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the years ended December 31, 2017, 2016, and 2015 we did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	Year Ended December 31,
	2017	2016
Furniture and equipment	$1,655	$776
Computer equipment	1,410	850
Manufacturing equipment	830	703
Leased equipment	100	—
Leasehold improvements	2,685	—
Buildings	688	—
Construction in progress	11,490	8,749
Property and equipment, gross	18,858	11,078
Less: accumulated depreciation	(1,653)	(687)
Property and equipment, net	$17,205	$10,391

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $1.0 million, $0.5 million and $0.1 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	Year Ended December 31,
	2017	2016
Compensation and benefits	$6,205	$3,195
Research and development	12,716	5,154
Professional and consulting	2,370	967
Other	187	605
Total accrued liabilities	$21,478	$9,921

5. Commitments and Contingencies

Facility Leases

In March 2015, we entered into a new lease for our corporate headquarters in Brisbane, California for 11,665 square feet of office space. In August 2015, we entered into a lease amendment, pursuant to which we leased an additional 26,355 square feet of office space. In June 2017, we entered into a second lease amendment, under which we leased an additional 14,841 square feet of office space. The term for the additional space commenced on January 1, 2018 and terminates on June 30, 2024. Additionally, the term of the existing office space has been extended so that it is coterminous with the new space. No additional security deposit was required, and we are responsible for operating expenses over base operating expenses as defined in the original lease agreement. We also lease office space in Durham, North Carolina and London, United Kingdom with lease terms that are less than twelve months.

In June 2015, we signed a facility lease for a manufacturing facility for approximately 20,000 square feet of manufacturing space in Clearwater, Florida. The initial term of the lease is for 120 months. For accounting purposes, due to the nature and extent of our involvement with the construction of this manufacturing facility, we were considered to be the owner of the assets during the construction period through the lease commencement date, even though the lessor is responsible for funding and repairing components of the building shell and constructing a portion of the related building infrastructure. We capitalized $0.7 million for costs incurred by the lessor in constructing the building shell and recognized a corresponding amount included within other liabilities. Construction to this building commenced in July 2015 and as of December 31, 2017, we have incurred approximately $13.3 million of construction and equipment costs related to the building, of which $10.4 million is recorded in construction in progress. We are responsible for operating expenses including real estate taxes as defined in the manufacturing facility lease agreement.

Total future aggregate minimum lease payments under our operating leases, are as follows (in thousands):

Year Ended December 31,
2018	$2,985
2019	2,557
2020	2,645
2021	2,724
2022	2,805
and thereafter	4,611
Total	$18,327

Rent expense under operating leases for the years ended December 31, 2017, 2016 and 2015 was $2.4 million, $1.7 million and $0.6 million, respectively.

Capital Lease

In July 2016, we entered into a five year capital lease agreement for certain equipment in our Florida manufacturing facility. The current portion of the capital lease obligation is included in Other Current Liabilities and the noncurrent portion is included in Other Liabilities.

The following is a schedule of future minimum lease payments due under the capital lease obligation as of December 31, 2017 (in thousands):

Year Ended December 31,
2018	$33
2019	33
2020	34
2021	35
2022	9
Total capital lease obligation	144
Less: amount representing interest	(53)
Present value of net minimum capital lease payments	91
Less: current portion	(14)
Total noncurrent capital lease obligation	$77

Purchase Commitments

We purchase standard food-grade peanut flour from Golden Peanut Company, or GPC, pursuant to a long-term exclusive commercial supply agreement, which was expanded and extended in January 2018. GPC is not allowed to sell several peanut flour products to any third party worldwide for use in OIT for the treatment or cure of peanut allergy, provided that we are in compliance with our exclusive purchase obligation and meet specified annual purchase commitments. The restated agreement remains in effect until ten years after the first delivery to us of peanut flour for commercial use and includes an option for us to extend the term for an additional five years. In connection with the expansion and extension of the agreement, we issued Archer Daniels Midland Company 300,000 shares of our common stock, vesting over a 3.5 year period. Subject to certain exceptions, in the event that the price per share of our common stock were to fall below a specified level, the restated agreement provides that GPC would only be prohibited from selling one peanut flour product to any third party in the United States, Mexico, Canada, the European Union or Japan for use in OIT for the treatment or cure of peanut allergy.

Pursuant with the restated agreement, our purchase obligation commences with the first delivery of peanut flour for commercial use, which we currently anticipate will not occur prior to 2019. Assuming that our first delivery for commercial use occurs in 2019, which is not assured, the aggregate purchase commitment under this agreement would be $8.3 million over a term of ten years.

Indemnifications

We indemnify each of our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with our certificate of incorporation and bylaws. The term of the indemnification period lasts as long as an officer or a director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity. The maximum amount of potential future indemnification is unlimited; however, we currently hold directors’ and officers’ liability insurance. This insurance allows the transfer of risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations for any period.

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

As of December 31, 2017 and 2016, we had authorized 10,000,000 shares of convertible preferred stock, and no shares of convertible preferred stock were issued and outstanding.

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

7. Stock-Based Awards

Equity Plans

In July 2015, we adopted the 2015 Stock Plan, or the 2015 Plan. Under the 2015 Plan, 4,681,544 shares of our common stock were initially reserved for the issuance of stock options and restricted stock to employees, directors, and consultants under terms and provisions established by the Board of Directors, or the Board, and approved by our stockholders. As of December 31, 2017 and December 31, 2016 there were 4,313,423 and 4,344,487 and shares available for future grant, respectively.

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

In August 2015, we adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which commenced on January 1, 2018. Under the 2015 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2015 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares.

Our 2013 Stock Plan, or the 2013 Plan, which was originally adopted during January 2013, was terminated upon consummation of our IPO in August 2015. As a terminated plan, no further options can be granted from the 2013 Plan, and no further shares are reserved for issuance under the 2013 Plan.

Prior to its termination, the 2013 Plan allowed employees to exercise a stock option in exchange for cash before the requisite service is provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. Such an exercise is not substantive for accounting purposes. Therefore, the payment received by us for the exercise price is recognized as an early exercise liability on the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of December 31, 2017 and December 31, 2016, 46,973 and 199,538 unvested shares were legally issued and outstanding, respectively. In connection with these unvested shares, we have recorded an early exercise liability as of December 31, 2017 and 2016 of $7,000 and $62,000, respectively, of which $7,000 and $55,000 is included in other current liabilities as of December 31, 2017 and 2016, respectively, with the remaining was included in other liabilities in the consolidated balance sheets. These shares are excluded from basic and diluted net loss per share until our repurchase right lapses and the shares are no longer subject to the repurchase feature.

Activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options and Unvested Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance, December 31, 2016	5,628,907	$9.50	9.0	$61,617
Options granted	2,371,700	$20.99
Options exercised and shares vested	(1,021,997)	$6.38
Options cancelled	(349,499)	$8.44
Balance, December 31, 2017	6,629,111	$14.15	8.2	$156,900
Options vested and expected to vest as of December 31, 2017	6,373,599	$13.98	8.2	$151,949
Options exercisable as of December 31, 2017	3,241,314	$8.77	8.2	$94,168

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of December 31, 2017. The 2013 Plan provided for early exercise, therefore, all of the outstanding stock options issued under that plan are exercisable. The total intrinsic value of options exercised during the year ended December 31, 2017 was $17.9 million.

Stock Awards Granted

Stock options granted during the years ended December 31, 2017, 2016, and 2015 had a per share weighted-average grant-date fair value of $13.70, $10.53 and $6.11, respectively. The fair value is being expensed over the vesting period of the options, which is either four years or two years on a straight-line basis as the services are being provided. No tax benefits were realized from options during the periods. We issued one grant totaling 213,354 options to a non-employee during the year ended December 31, 2015. The fair value of the non-employee options was measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options, other than the expected life, which was assumed to be the remaining contractual life of the option. During 2016, we converted the non-employee to an employee, and converted the grant from a non-employee grant to an employee grant. The conversion of the grant was treated as a modification of the original grant; accordingly, for the year ended December 31, 2016, we recognized $0.1 million of modification expense.

As of December 31, 2017 and 2016, total unrecognized stock-based compensation expense related to options was $43.2 million and $27.3 million, respectively, which is expected to be recognized over the weighted-average remaining vesting period of 2.4 years and 2.7 years, respectively.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2016	17,000	$14.01
Awarded	16,638	35.41
Released	(17,000)	14.01
Forfeited	—	—
Unvested Balance, December 31, 2017	16,638	$35.41

RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). As of December 31, 2017 and 2016, total unrecognized stock-based compensation expense related to RSUs was $0.6 million and $0.1 million, respectively, which is expected to be recognized over the weighted-average remaining vesting period of 3.7 years and 0.2 years, respectively.

Determining Fair Value of Stock Options

In determining the fair value of the stock options used to calculate stock-based compensation expense, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires judgment to determine.

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

•

Expected Volatility. As we have limited trading history for our common stock, the expected stock price volatility assumption is determined based on the historical volatilities of a group of industry peers as well as the historical volatility of our own common stock since we began trading subsequent to our IPO in August 2015. Industry peers consist of several public companies in the biopharmaceutical industry with comparable characteristics including enterprise value, risk profiles and position within the industry. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

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

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average grant date fair value of stock options granted were as follows:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	73.1%	74.5%	74.1%
Risk-free interest rate	2.0%	1.7%	1.7%
Expected dividend yield	—	—	—
Expected term (in years)	6.0	6.0	6.0
Weighted average grant date fair value	$13.70	$10.53	$6.11

Stock-based compensation expense, net of estimated forfeitures, is reflected in the consolidated statements of operations and comprehensive loss (in thousands) as summarized below:

	Year Ended December 31,
	2017	2016	2015
Research and development	$5,077	$4,838	$2,522
General and administrative	11,642	7,803	3,635
Total stock-based compensation expense	$16,719	$12,641	$6,157

During the years ended December 31, 2017, 2016 and 2015, we recorded $0.4 million, $0.9 million and $1.4 million of stock compensation expense related to the acceleration of certain former executives’ stock options, respectively.

8. Income Taxes

The following table presents loss before provision for income taxes (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income/(loss) before income taxes
Domestic	$(100,107)	$(66,210)	$(17,489)
Foreign	(31,162)	(14,614)	(18,327)
Total loss before provision for income taxes	$(131,269)	$(80,824)	$(35,816)

The federal, state and foreign income tax provisions for the years ended December 31, 2017, 2016 and 2015 are summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	56	—	—
Total Current	56	—	—

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total Deferred	—	—	—

Total provision for income taxes	$56	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The 2017 Tax Act had no impact on tax expense primarily due to us maintaining a full valuation allowance against our net deferred tax assets.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. We did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and could not be reasonably estimated as of December 31, 2017, and as such, our financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete.

Income tax expense for the years ended December 31, 2017, 2016 and 2015 differed from the amount expected by applying the statutory federal tax rate to the loss before taxes as summarized below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal tax benefit at statutory rate	34.00%	34.00%	34.00%
State tax benefit, net of federal benefit	0.54%	0.39%	3.02%
Stock compensation	1.72%	(1.75)%	(1.59)%
Change in valuation allowance	(9.31)%	(27.45)%	(20.55)%
Research and development credits	1.70%	2.53%	2.52%
Foreign income taxed at different rates	(8.11)%	(6.13)%	(17.40)%
Impact related to 2017 Tax Act	(20.46)%	0.00%	0.00%
Other	(0.12)%	(1.59)%	0.00%
Income tax expense	(0.04)%	0.00%	0.00%

The significant components of our deferred taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforwards	$38,626	$27,109
Start-up costs	740	1,282
Stock-based compensation	3,115	3,427
Tax credit carryforwards	6,353	3,585
Accruals	1,153	1,041
Other	35	22
Subtotal deferred tax assets	50,022	36,466
Less: valuation allowance	(49,934)	(36,466)
Total deferred tax assets	88	—
Basis differences in fixed assets	(88)
Net deferred income taxes	$—	$—

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2017 and 2016. We remeasured our deferred tax assets and liabilities at the applicable tax rate of 21% in accordance with the 2017 Tax Act. The remeasurement resulted in a total decrease in the deferred tax assets of $26.9 million with an equal reduction to the valuation allowance recorded against our net deferred tax assets. We intend to maintain a full valuation allowance on the federal and state deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The net change in the valuation allowance for the years ended December 31, 2017 and December 31, 2016 was an increase of $13.5 million and $22.1 million, respectively.

As of December 31, 2017, we had net operating loss, or NOL, carryforwards for Federal, California and other state income tax purposes of $177.9 million, $12.0 million, and $11.5 million, respectively. As of December 31, 2016, we had NOL carryforwards for Federal, California and other state income tax purposes of $81.0 million, $12.0 million, and $2.4 million, respectively, which will begin to expire in 2031, 2031, and 2030, respectively, if not utilized.

As of December 31, 2017, we had Federal and California research credit carryforwards of $6.7 million and $1.6 million, respectively. As of December 31, 2016, we had Federal and California research credit carryforward of approximately $3.9 million and $0.9 million, respectively. The Federal research credits will begin to expire in 2032, while the California research credits have no expiration date.

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

Following the equity investment by Nestle Health Science in November 2016, we performed a Section 382 analysis and determined that we experienced multiple ownership changes under Section 382 of the Code prior to July 31, 2017. Utilization of the NOL and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such annual limitations could impact the utilization of NOL and tax credit carryforwards in the future. We experienced no significant permanent losses of tax attributes due to these ownership changes.

In addition, we may experience more ownership changes under Section 382 of the Code as a result of future changes in our stock ownership, some of which may be outside our control. As a result, our ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we have experienced an ownership change.

Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement.

The following table summarizes the activity related to our unrecognized benefits (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance - unrecognized tax benefit, gross	$960	$—
Increases related to tax positions taken during a prior year	—	—
Decreases related to a tax position taken during a prior year	(2)	—
Increases related to tax positions taken during the current year	699	960
Decreases related to settlements with taxing authorities	—	—
Decreases related to expiration of statute of limitations	—	—
Ending balance - unrecognized tax benefits, gross	$1,657	$960

At December 31, 2017, the unrecognized tax benefits for uncertain tax positions were offset against the deferred tax assets and would not affect the income tax rate if recognized due to our being in a valuation allowance position. Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. We did not accrue any interest or penalties for the years ended December 31, 2017 and 2016. We do not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2017.

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

10. Related Party Transactions

In June 2017, Mark McDade, a member of our Board of Directors, joined the Board of Directors of MyHealthTeams, a private company that creates social networks for people living with chronic conditions by partnering with pharmaceutical and healthcare companies. We entered into an agreement with MyHealthTeams in 2015 under which they provide services to us. During the years ended December 31, 2017, 2016 and 2015, our payments to MyHealthTeams pursuant to such agreement were $0.2 million, $0.2 million and less than $0.1 million, respectively. At December 31, 2017 and 2016, there were no accrued liabilities due under the MyHealthTeams agreement.

11. Selected Quarterly Results of Operations (Unaudited)

The following table presents our unaudited quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of our future results of operations.

	Quarter Ended
	March 31	June 30	September 30	December 31
2017	(In thousands, except per share data)
Operating expenses:
Research and development	$17,417	$22,191	$21,063	$28,654
General and administrative	8,924	10,813	11,226	12,986
Total operating expenses	26,341	33,004	32,289	41,640
Loss from operations	(26,341)	(33,004)	(32,289)	(41,640)
Interest income, net	471	507	497	530
Loss before provision for income taxes	(25,870)	(32,497)	(31,792)	(41,110)
Provision for income taxes	—	—	—	56
Net loss	$(25,870)	$(32,497)	$(31,792)	$(41,166)
Net loss per common share, basic and diluted	$(0.52)	$(0.65)	$(0.63)	$(0.81)

	Quarter Ended
	March 31	June 30	September 30	December 31
2016	(In thousands, except per share data)
Operating expenses:
Research and development	$9,976	$11,820	$15,888	$16,958
General and administrative	5,723	6,466	6,353	8,343
Total operating expenses	15,699	18,286	22,241	25,301
Loss from operations	(15,699)	(18,286)	(22,241)	(25,301)
Interest income, net	176	147	155	225
Net loss	$(15,523)	$(18,139)	$(22,086)	$(25,076)
Net loss per common share, basic and diluted	$(0.37)	$(0.43)	$(0.53)	$(0.55)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated herein by reference to the sections titled “Executive Officers,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership and Reporting Compliance” in our Definitive Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Director Compensation” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

Information required by this Item is incorporated herein by reference to the section titled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated January 20, 2015, by and among Aimmune Therapeutics, Inc. and the investors listed therein.	S-1	7/6/2015	10.1

4.4	Registration Rights Agreement, dated November 23, 2016, by and between the Company and Nestle Health Science US Holdings, Inc.	10-K	3/15/17	4.4

4.5	Standstill Agreement, dated November 23, 2016, by and between the Company and Nestle Health Science US Holdings, Inc.	10-K	3/15/17	4.5

10.1†	Amended and Restated Supply Agreement, dated as of January 10, 2017, by and between the Company and Golden Peanut Company, L.L.C.				X

10.2(a)	Office Lease, dated February 23, 2015, by and between, the Company, Diamond Marina LLC and Diamond Marina II LLC.	S-1	7/6/2015	10.3

10.3(b)	First Amendment to Office Lease, dated August 26, 2015, by and between, the Company, Diamond Marina LLC and Diamond Marina II LLC.	10-Q	8/31/2015	10.2

10.3(c)	Second Amendment to Office Lease, dated June 27, 2017, by and between, the Company, Diamond Marina LLC and Diamond Marina II LLC.	10-Q	8/8/2017	10.2

10.4(a)†	Manufacturing Facility Lease, dated June 8, 2015, by and between, the Company and MIDA Group, LLC.	S-1	7/6/2015	10.4

10.4(b)	Amendment to Manufacturing Facility Lease, dated June 8, 2015, by and between the Company and Myerlake, LLC.	10-Q	8/10/2016	10.2

10.5(a)††	Strategic Collaboration Agreement, dated November 3, 2016, by and between the Company and Nestec Ltd.	10-K	3/15/17	10.5(a)

10.5(b)	Securities Purchase Agreement, dated November 3, 2016, by and between the Company and Nestle Health Science US Holdings, Inc.	10-K	3/15/17	10.5(b)

10.6(a)#	2013 Stock Plan.	S-1	7/6/2015	10.5(a)

10.6(b)#	Amendment to the 2013 Stock Plan, dated January 20, 2015.	S-1	7/6/2015	10.5(b)

10.6(c)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2013 Stock Plan.	S-1	7/6/2015	10.5(c)

10.6(d)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the 2013 Stock Plan.	S-1	7/6/2015	10.5(d)

10.7(a)#	2015 Equity Incentive Annual Plan.	S-8	8/11/2015	99.2(a)

10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(b)

10.7(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(c)

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.8#	Form of Indemnification Agreement for directors and officers.	S-1/A	7/27/2015	10.7

10.9#	Executive Employment Agreement, dated July 24, 2015, by and between the Company and Stephen G. Dilly, M.B.B.S., Ph.D.	S-1/A	7/27/2015	10.8

10.10#	Transition and Separation Agreement, dated November 5, 2017, by and between the Company and Stephen G. Dilly, M.B.B.S., Ph.D.	10-Q	11/6/2017	10.1
10.11#	Executive Employment Agreement, dated July 24, 2015, by and between the Company and Mary M. Rozenman.	S-1/A	7/27/2015	10.12

10.12#	Aimmune Therapeutics UK Ltd. UK Employment Agreement for Sue Barrowcliffe, dated February 19, 2016, by and between the Company and Susan E. Barrowcliffe.	10-K	3/3/2016	10.14

10.13#	Offer Letter, dated November 20, 2015, by and between the Company and Jeffrey Knapp.	10-K	3/3/2016	10.15

10.14#	Executive Employment Agreement, effective February 1, 2016, by and between the Company and Jeffrey H. Knapp.	10-Q	5/16/2016	10.2

10.15#	Executive Employment Agreement, dated April 4, 2016, by and between the Company and Douglas T. Sheehy.	10-Q	5/16/2016	10.3

10.16#	Executive Employment Agreement, dated June 16, 2016, by and between the Company and Daniel Adelman.	10-Q	8/10/2016	10.3

10.17#	Executive Employment Agreement, dated July 24, 2015, by and between the Company and Warren L. DeSouza	S-1/A	7/27/2015	10.9

10.18#	Transition and Separation Agreement, dated February 3, 2017, by and between the Company and Warren L. DeSouza.	8-K	2/3/2017	10.1

10.19#	Executive Employment Agreement, dated April 28, 2017, by and between the Company and Eric H. Bjerkholt.	S-1/A	7/27/2015	10.11

10.20#	Aimmune Therapeutics, Inc. Employee Stock Purchase Plan.	S-8	8/11/2015	99.3

10.21#	Non-Employee Director Compensation Program.	S-1/A	7/27/2015	10.16

10.22#	Aimmune Therapeutics, Inc. Corporate Bonus Plan.	8-K	2/25/2016	10.1

21.1	List of subsidiaries	S-1/A	7/27/2015	21.1

23.1	Consent of independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page to the Registration Statement.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
††	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
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

Aimmune Therapeutics, Inc.

Date: February 20, 2018	By:	/s/ Stephen G. Dilly
Stephen G. Dilly, M.B.B.S., PhD.
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Eric H. Bjerkholt and Douglas T. Sheehy his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen G. Dilly	President, Chief Executive Officer and Director	February 20, 2018
Stephen G. Dilly	(Principal Executive Officer)

/s/ Eric H. Bjerkholt	Chief Financial Officer	February 20, 2018
Eric H. Bjerkholt	(Principal Financial and Accounting Officer)

/s/ Gregory Behar	Director	February 20, 2018
Gregory Behar

/s/ Patrick G. Enright	Director	February 20, 2018
Patrick G. Enright

/s/ Kathryn E. Falberg	Director	February 20, 2018
Kathryn E. Falberg

/s/ Mark T. Iwicki	Director	February 20, 2018
Mark T. Iwicki

/s/ Mark D. McDade	Director	February 20, 2018
Mark D. McDade

/s/ Stacey D. Seltzer	Director	February 20, 2018
Stacey D. Seltzer