Form 10-Q
period 2018-03-31
Aimmune Therapeutics, Inc.
filed 2018-05-08
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the registrant had 58,095,408 shares of common stock, $0.0001 par value per share, outstanding.

AIMMUNE THERAPEUTICS, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$209,324	$73,487
Short-term investments	112,560	108,943
Prepaid expenses and other current assets	8,413	6,681
Total current assets	330,297	189,111
Long-term investments	9,863	-
Property and equipment, net	21,021	17,205
Prepaid expenses and other assets	664	618
Total assets	$361,845	$206,934
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,252	$5,095
Accrued liabilities	24,127	21,478
Other current liabilities	33	26
Total current liabilities	30,412	26,599
Other liabilities	2,341	2,530
Total liabilities	32,753	29,129
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, par value $0.0001 per share—290,000 shares authorized as of March 31, 2018, and December 31, 2017; 58,024 and 51,091 shares issued and outstanding as of March 31, 2018, and December 31, 2017, respectively (including 12 and 47 shares subject to repurchase, legally issued and outstanding as of March 31, 2018, and December 31, 2017, respectively)	6	5
Additional paid-in capital	644,193	443,390
Accumulated other comprehensive loss	(125)	(108)
Accumulated deficit	(314,982)	(265,482)
Total stockholders’ equity	329,092	177,805
Total liabilities and stockholders’ equity	$361,845	$206,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended March 31,
	2018	2017
Operating expenses
Research and development	$33,446	$17,417
General and administrative	16,673	8,924
Total operating expenses	50,119	26,341
Loss from operations	(50,119)	(26,341)
Interest income, net	636	471
Loss before provision for income taxes	(49,483)	(25,870)
Provision for income taxes	17	—
Net loss	$(49,500)	$(25,870)
Other comprehensive loss, net of tax:
Unrealized losses on investments	(17)	(95)
Comprehensive loss	$(49,517)	$(25,965)

Net loss per common share, basic and diluted	$(0.92)	$(0.52)
Weighted average shares used in computing net loss per common share, basic and diluted	53,578	50,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(49,500)	$(25,870)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	356	144
Stock-based compensation expense	7,607	3,593
Amortization of premium on investment securities	(25)	240
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(36)	35
Accounts payable	(431)	249
Accrued liabilities	2,448	(1,481)
Other liabilities	(183)	(14)
Net cash used in operating activities	(39,764)	(23,104)
Cash flows from investing activities:
Purchase of property and equipment	(2,383)	(900)
Purchase of investments	(64,274)	(55,419)
Maturities of investments	50,802	33,009
Net cash used in investing activities	(15,855)	(23,310)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of offering costs	189,463	—
Net cash proceeds from exercise of stock options, including early exercise	1,993	1,118
Net cash provided by financing activities	191,456	1,118
Net increase (decrease) in cash and cash equivalents	135,837	(45,296)
Cash and cash equivalents at the beginning of the period	73,487	124,010
Cash and cash equivalents at the end of the period	$209,324	$78,714

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$1,788	$—
Receivable for underwritten public offering	$990	$—
Receivable for stock option exercises	$752	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Since inception, we have incurred net losses and negative cash flows from operations. During the quarter ended March 31, 2018, we incurred a net loss of $49.5 million and used $39.8 million of cash in operations. As of March 31, 2018, we had an accumulated deficit of $315.0 million, and we do not expect to experience positive cash flows in the near future. As of March 31, 2018, we had cash, cash equivalents and investments of $331.7 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory submission of a Biologics License Application, or BLA, for AR101, our lead CODITTM product candidate. We have financed our operations to date primarily through private placements of our equity securities, our initial public offering, or IPO, of common stock in August 2015 and an underwritten public offering of common stock in February and March 2018. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include raising additional capital, the successful and timely completion of our clinical trials, our ability to control expenses, obtaining U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval, and generating sufficient revenue in the United States and Europe. Failure to obtain FDA and EMA approval, commercialize our lead product candidate, manage discretionary expenditures, or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the quarter ended March 31, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other interim period or for any other future year. We operate in one reportable segment.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the quarter ended March 31, 2018, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance establishes that an entity should account for the effects of a modification to the terms or conditions of a share-based payment award, unless all three of the following conditions are met: (a) the fair value of the modified award is the same as the fair value of the original award immediately before the modification, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification, and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classifications of the original award immediately before the original award was modified. We adopted ASU 2017-09 in the first quarter of 2018. There was no material impact to our condensed consolidated financial statements as a result of adopting this standard.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230), which establishes that the statement of cash flows will show the changes in cash, cash equivalents and amounts generally described as restricted cash. As a result, entities will no longer have to determine how to classify transfers to and from restricted cash within the statement of cash flows. An entity will be required to reconcile the total cash, cash equivalents and amounts generally described as restricted cash on the statement of cash flows to the amounts in the balance sheet, and disclose the nature of any restrictions on its cash, cash equivalents or amounts generally described as restricted cash. We adopted ASU 2016-18 in the first quarter of 2018. There was no material impact to our condensed consolidated financial statements as a result of adopting this standard.

In October 2016, the FASB, issued ASU, 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other Than Inventory, which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory. We adopted ASU 2016-16 in the first quarter of 2018. There was no material impact to our condensed consolidated financial statements as a result of adopting this standard.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted ASU 2016-15 in the first quarter of 2018. There was no material impact to our condensed consolidated financial statements as a result of adopting this standard.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. ASU 2017-08 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2017-08 will have on our consolidated financial statements and related disclosures.

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

The following tables set forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$137,998	$—	$—	$137,998
Agency securities	—	13,592	—	13,592
Commercial paper	—	57,734	—	57,734
Total cash and cash equivalents	$137,998	$71,326	$—	$209,324
Investments:
Agency securities	$—	$7,278	$—	$7,278
Corporate securities	—	36,609	—	36,609
Commercial paper	—	19,386	—	19,386
U.S. government securities	—	59,150	—	59,150
Total investments	$—	$122,423	$—	$122,423

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$39,072	$—	$—	$39,072
Corporate securities	—	999	—	999
Commercial paper	—	33,416	—	33,416
Total cash and cash equivalents	$39,072	$34,415	$—	$73,487
Investments:
Agency securities	—	12,718	—	12,718
Corporate securities	—	28,345	—	28,345
Commercial paper	—	21,432	—	21,432
U.S. government securities	—	46,448	—	46,448
Total investments	$—	$108,943	$—	$108,943

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value. During the quarters ended March 31, 2018 and 2017, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, as of March 31, 2018 and December 31, 2017, are as follows (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$20,881	$—	$(11)	$20,870
Corporate securities	36,666	1	(58)	36,609
Commercial paper	77,120	—	—	77,120
U.S. government securities	59,208	—	(58)	59,150
Total available-for-sale investments	$193,875	$1	$(127)	$193,749

	December 31, 2017
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Agency securities	$12,729	$—	$(11)	$12,718
Corporate securities	29,369	1	(26)	29,344
Commercial paper	54,848	—	—	54,848
U.S. government securities	46,520	—	(72)	46,448
Total available-for-sale investments	$143,466	$1	$(109)	$143,358

At March 31, 2018, all of the available-for-sale securities have contractual maturities within fourteen months. We periodically review our available-for-sale investments for other-than-temporary impairment loss. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarters ended March 31, 2018 and 2017, we did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Furniture and equipment	$1,960	$1,655
Computer equipment	1,624	1,410
Manufacturing equipment	830	830
Leased equipment	100	100
Leasehold improvements	2,685	2,685
Buildings	688	688
Construction in progress	15,143	11,490
Property and equipment, gross	23,030	18,858
Less: accumulated depreciation	(2,009)	(1,653)
Property and equipment, net	$21,021	$17,205

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Compensation and benefits	$3,938	$6,205
Research and development	16,108	12,716
Professional and consulting	3,816	2,370
Other	265	187
Total accrued liabilities	$24,127	$21,478

5. Commitments and Contingencies

Purchase Commitments

We purchase food-grade peanut flour from Golden Peanut Company, or GPC, pursuant to a long-term exclusive commercial supply agreement, which was expanded and extended in January 2018. GPC is precluded from selling several peanut flour products to any third party worldwide for use in oral immunotherapy (OIT) for the treatment or cure of peanut allergy, provided that we are in compliance with our exclusive purchase obligation and meet specified annual purchase commitments. The restated agreement remains in effect until ten years after the first delivery to us of peanut flour for commercial use and includes an option for us to extend the term for an additional five years.

In connection with the expansion and extension of the agreement, we issued Archer Daniels Midland Company 300,000 shares of restricted common stock, vesting in four tranches over a 3.5 year period. Expense related to these shares will be measured as each tranche vests and recognized over the vesting period. At issuance, these shares had a fair value of $11.7 million, which will be remeasured as each tranche vests and recognized as general and administrative expense over the vesting period. Subject to certain exceptions, in the event that the price per share of our common stock were to fall below a specified level, the restated agreement provides that GPC would only be prohibited from selling one peanut flour product to any third party in the United States, Mexico, Canada, the European Union or Japan for use in OIT for the treatment or cure of peanut allergy.

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

6. Stock-Based Compensation

Equity Incentive Plan

In January 2013, we adopted our Stock Plan (the “2013 Plan”) and in July 2015, we adopted a new Stock Plan (the “2015 Plan”). Upon consummation of our IPO, the 2013 Plan was terminated and no further shares are reserved for issuance under the 2013 Plan.  As of March 31, 2018, there were 5.1 million shares reserved for future issuance under our 2015 Plan. As of March 31, 2018, there were 7.3 million shares subject to outstanding options under our 2013 Plan and 2015 Plan.

Prior to its termination, the 2013 Plan allowed employees to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. Such an exercise is not substantive for accounting purposes. Therefore, the payment received by us for the exercise price is recognized as an early exercise liability on the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of March 31, 2018 and December 31, 2017, 11,743 and 46,973 unvested shares, respectively, were legally issued and outstanding. In connection with these unvested shares, we have recorded an early exercise liability as of March 31, 2018, of $1,700, which is included in other current liabilities in the condensed consolidated balance sheet. These shares are excluded from basic and diluted net loss per share until our repurchase right lapses and the shares are no longer subject to the repurchase feature.

Option activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options and Unvested Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2017	6,629,111	$14.15	8.2	$156,900
Options granted	1,146,400	$34.19
Options exercised and shares vested	(343,699)	$7.98
Options cancelled	(158,955)	$18.48
Balance, March 31, 2018	7,272,857	$17.52	8.3	$104,155
Options vested and expected to vest as of March 31, 2018	6,968,524	$17.22	8.3	$101,810
Options exercisable as of March 31, 2018	3,181,168	$9.67	8.3	$70,501

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of March 31, 2018. The 2013 Plan provided for early exercise, therefore, all our outstanding stock options issued under that plan are exercisable.

As of March 31, 2018 and 2017, there was $58.7 million and $43.7 million, respectively, of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over the weighted-average remaining vesting period of 2.6 years and 2.9 years, respectively.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2017	16,638	$35.41
Awarded	264,462	34.13
Released	—	—
Forfeited	(2,163)	34.07
Unvested Balance, March 31, 2018	278,937	$34.45

RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). As of March 31, 2018, and 2017, there was $9.4 million and zero, respectively, of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 3.9 years.

In connection with the expansion and extension of our long-term exclusive commercial supply agreement with GPC, we issued 300,000 shares of restricted common stock in January 2018 (see Note 5). The restricted common stock vests in four tranches over a 3.5 year period, and is measured based on the fair market value of the underlying stock as the shares vest. As of March 31, 2018, all shares were restricted and total estimated unrecognized expense related to these restricted shares was $8.5 million based upon the fair market value of our common stock, which is expected to be recognized over the 3.5 year vesting period as general and administrative expense. Stock-based compensation expense recognized during the quarter ended March 31, 2018 related to these shares was $1.1 million.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Quarter Ended March 31,
	2018	2017
Expected term (in years)	6.0	6.1
Expected volatility	68.5%	73.5%
Risk free interest rate	2.3%	2.1%
Dividend yield	—%	—%
Weighted average estimated fair value	$21.43	$12.82

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, reflected in the condensed consolidated statements of comprehensive loss is as follows (in thousands):

	Quarter Ended March 31,
	2018	2017
Research and development	$2,047	$986
General and administrative	5,560	2,607
Total stock-based compensation expense	$7,607	$3,593

During the quarter ended March 31, 2018, we recorded approximately $1.2 million of stock-based compensation expense related to the acceleration of certain former executives’ stock options.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Quarter Ended March 31,
	2018	2017
Stock options	7,272,857	6,855,711
Restricted stock units	278,937	12,000

8. Related Party Transaction

In June 2017, Mark McDade, a member of our Board of Directors, joined the Board of Directors of MyHealthTeams, a private company that creates social networks for people living with chronic conditions by partnering with pharmaceutical and healthcare companies. We entered into an agreement with MyHealthTeams in 2015 under which they provide services to us. During the quarters ended March 31, 2018 and 2017, there were no payments to MyHealthTeams pursuant to such agreement. At March 31, 2018 and December 31, 2017, there were no accrued liabilities due under the MyHealthTeams agreement.

In February and March 2018, we issued and sold an aggregate of 6,325,000 shares of our common stock in an underwritten public offering at a price to the public of $32.00 per share for total net proceeds of $190.5 million.

The following aggregate number of shares of common stock were sold to our owners of more than 5% of our common stock, directors, or executive officers during the underwritten public offering:

	Number of Shares of Common Stock (#)	Aggregate Purchase Price ($)
Owners of More Than 5% of Our Common Stock
Nestlé Health Science US Holdings, Inc.	937,500	30,000,000
Board of Directors
Patrick G. Enright	15,593	498,976
Kathryn E. Falberg	30,000	960,000
Mark T. Iwicki	9,375	300,000
Officers
Eric H. Bjerkholt	3,125	100,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 20, 2018. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

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

After approximately one year of treatment, patients completed an exit double-blind, placebo-controlled food challenge (DBPCFC). Efficacy results for Intent-to-Treat, or ITT, group are summarized in the chart below.

A total of 496 patients ages 4–17, from both arms (372 AR101 and 124 placebo), were evaluable for safety. There were no deaths or suspected, unexpected serious adverse reactions. In both arms, the incidence of serious adverse events (SAEs) was low. An

SAE is an adverse event that results in significant medical consequences, such as hospitalization, disability or death, and must be reported to the FDA.  A total of nine patients ages 4-17 experienced SAEs, none of which were considered life-threatening: eight of these patients were in the AR101 arm (2.4%) and one was in the placebo arm (0.8%). Four of the eight SAEs in the AR101 arm were deemed related to treatment and one of these was severe. Of patients ages 4-17, 12.4% of patients from the AR101 treatment arm and 2.4% of patients from the placebo-treatment arm discontinued due to investigator-reported adverse events.

In December 2017, we completed enrollment of 388 eligible patients who had completed PALISADE into a related open-label roll-over trial, which we refer to as the ARC004 trial. In January 2018, we completed enrollment of 506 patients in our real-world experience safety trial of AR101 in the United States and Canada in patients ages 4-17, which we refer to as the RAMSES (Real-World AR101 Market-Supporting Experience Study in Peanut Allergic Children Ages 4-17 Years) trial. In addition, in February 2018, we completed enrollment of 175 patients in our European Phase 3 efficacy trial designed with a higher efficacy bar of tolerating 1,000 mg of peanut protein in an exit food-challenge without anything more than mild, transient symptoms, which we refer to as the ARTEMIS (AR101 Trial in Europe Measuring Oral Immunotherapy Success) trial. We expect data from the ARC004 and RAMSES trials in the second half of 2018 and from the ARTEMIS trial in the first quarter of 2019.

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

We maintain worldwide commercial rights to all of our product candidates, including AR101 and, if approved, currently intend to commercialize in the United States and Europe by developing a specialty sales force targeting a subset of approximately 5,000 practicing allergists in the United States and allergy-focused clinicians in major European markets.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our lead CODIT product candidate, AR101. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $49.5 million for the quarter ended March 31, 2018 and used $39.8 million of cash in operations for the quarter ended March 31, 2018. As of March 31, 2018, our accumulated deficit was $315.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize AR101, and as we develop other product candidates.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for, and begin to commercialize one or more of our product candidates, which we expect will take at least until the end of 2019 and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

We currently utilize contract manufacturers for all of our manufacturing activities. In June 2015, we entered into a lease for a manufacturing facility in Clearwater, Florida. In June 2017, we completed construction of the manufacturing facility within the leased building, which we intend to handle full-scale cGMP (current Good Manufacturing Practices) commercial production of AR101, if approved, and supply future clinical trials of AR101. We anticipate that this manufacturing facility will be operational in 2018. We plan to continue to rely on the contract manufacturer that is located at the same site to manage the operations of this new manufacturing facility. Additionally, we currently utilize specialized clinical vendors, clinical trial sites, consultants, and clinical research organizations, or CROs, to ensure the proper and timely conduct of our clinical trials, and we do not yet have a sales organization. We expect to significantly increase our investment in our manufacturing process and commercial organization as we prepare for the filing of a BLA with the FDA and a MAA with the EMA and prepare for a possible commercial launch of AR101.

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

There have been no new policies or significant changes to our critical accounting policies as disclosed in the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Results of Operations

Comparison of the Quarters Ended March 31, 2018 and 2017

	Quarter Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$33,446	$17,417	$16,029	92%
General and administrative	16,673	8,924	7,749	87%
Total operating expenses	50,119	26,341	23,778	90%
Loss from operations	(50,119)	(26,341)	(23,778)	90%
Interest income, net	636	471	165	35%
Loss before provision for income taxes	(49,483)	(25,870)	(23,613)	91%
Provision for income taxes	17	—	17	0%
Net loss	$(49,500)	$(25,870)	$(23,630)	91%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the quarters ended March 31, 2018 and 2017:

	Quarter Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands)
External clinical-related expenses	$22,613	$12,741	$9,872	77%
Employee-related costs	6,677	2,860	3,817	133%
Stock-based compensation expense	2,047	986	1,061	108%
Facilities and other costs	2,109	830	1,279	154%
Total research and development expenses	$33,446	$17,417	$16,029	92%

Research and development expenses increased by $16.0 million for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, primarily due to increased external clinical-related expenses, employee-related costs, stock-based compensation expense, and facilities and other costs. External clinical-related costs increased primarily due to the progression of the AR101 program, which include the RAMSES, ARC008, ARTEMIS and ARC011 clinical trials that commenced in 2017, and higher contract manufacturing costs to support clinical development. Employee-related costs and stock-based compensation expense increased primarily due to increased headcount to support continued development of AR101. Facilities and other costs increased primarily due to the allocation of higher facilities and information technology costs, which are allocable from general and administrative to research and development expenses based on headcount.

We expect research and development expenses to continue to increase as our clinical trials related to the AR101 development program progress, including the initiation of additional AR101 studies, and as we develop additional CODIT product candidates, including for the treatment of egg allergy and walnut allergy.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the quarters ended March 31, 2018 and 2017:

	Quarter Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands)
Employee-related costs	$4,550	$3,086	$1,464	47%
Stock-based compensation expense	5,560	2,607	2,953	113%
External professional services	6,319	2,741	3,578	131%
Facilities and other costs	244	490	(246)	(50)%
Total general and administrative expenses	$16,673	$8,924	$7,749	87%

General and administrative expenses increased by $7.7 million for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, primarily due to increased external professional services costs, stock-based compensation expense and employee-related costs. External professional services increased primarily due to consulting services for commercial planning and support for AR101. Stock-based compensation expense increased primarily due to the January 2018 issuance of restricted common stock in connection with the expansion and extension of our long-term commercial supply agreement with Golden Peanut Company, or GPC, and modification of certain executives’ stock options resulting from their planned separation. Employee-related costs increased primarily due to increased headcount for additional administrative support as we continue to build infrastructure to support our clinical trials and potential commercialization of AR101 and severance costs related to the planned separation of certain executives.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure, including the hiring of additional personnel, incur expenses related to commercial planning for AR101 and recognize expenses in connection with the vesting of the restricted common stock issued to GPC.

Interest Income, net

Interest income, net, increased by $0.2 million for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, primarily due to higher average cash, cash equivalents, and investment balances, as well as higher average return on our investments during the period.

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and investments of $331.7 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory submission of a Biologics License Application, or BLA, and a Marketing Authorization, or MAA, for AR101, our lead CODITTM product candidate.

In February and March 2018, we issued and sold 6,325,000 shares of our common stock, par value $0.0001 per share, during our public offering for total proceeds of $190.5 million, net of offering costs.

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
•

our ability to obtain and maintain intellectual property protection for AR101 or any additional product candidate and the associated costs of such activities, including for filing, prosecuting, defending and enforcing any patents for AR101 or any additional product candidate

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for AR101 or any future product candidate;
•	our research and development activities; or
•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize AR101 or any future product candidate.

Cash Flows

	Quarter Ended March 31,
	2018	2017	$ Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(39,764)	$(23,104)	$(16,660)
Investing activities	(15,855)	(23,310)	7,455
Financing activities	191,456	1,118	190,338
Net change in cash and cash equivalents	$135,837	$(45,296)	$181,133

Net Cash Used In Operating Activities

Net cash used in operating activities was $39.8 million for the quarter ended March 31, 2018, an increase of $16.7 million from $23.1 million for the quarter ended March 31, 2017. This increase was primarily due to higher net loss from operations resulting from increased research and development and general and administrative expenses.

Net Cash Used In Investing Activities

Net cash used in investing activities was $15.9 million for the quarter ended March 31, 2018, a decrease of $7.4 million from $23.3 million for the quarter ended March 31, 2017. The decrease was primarily due to maturities of investments, partially offset by the purchases of investments and property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $191.5 million for the quarter ended March 31, 2018, an increase of $190.4 million from $1.1 million for the quarter ended March 31, 2017. The increase was due to 6,325,000 shares issued and sold during our public offering in February 2018 and an increase in the number of stock options exercised by employees.

As of March 31, 2018, we had cash, cash equivalents and investments of $331.7 million.

Contractual Obligations and Other Commitments

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have variable interests in variable interest entities.

Segment Information

We have one primary business activity and operate as one reportable segment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, therapeutic approach and our lead product candidate, AR101, which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $131.3 million, $80.8 million, and $35.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. At March 31, 2018, our accumulated deficit was $315.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize AR101, and as we develop other product candidates. Even if AR101 is approved and we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our CODIT therapeutic approach and AR101. As of March 31, 2018, we had capital resources consisting of cash, cash equivalents and investments of $331.7 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval for and prepare for the commercialization of AR101, and as we develop other product candidates.

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

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory submission of a Biologics License Application, or BLA, and a Marketing Authorization Application, or MAA, for AR101, our lead CODITTM product candidate. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates including possible future revenue streams. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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
•

the frequency and severity of adverse effects experienced by patients treated with AR101, including in any clinical trials we may pursue with collaborators such as our Phase 2 trial sponsored by Regeneron evaluating AR101 treatment with adjunctive dupilumab;

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

In addition, certain sub-groups of patients may be more difficult to recruit than others. For example, to date, we have enrolled 57 patients above the age of 17, and we believe the adult patient population is more difficult to recruit than younger patients. If the FDA concludes that additional safety and efficacy data is required for the adult patient subgroup or any other age-based subgroup, any approval that we may obtain will not include an indication for patients of such subgroup. If we are not able to recruit patients to participate in our clinical trials in a timely manner, our business and results of operations could be adversely affected.

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

From time to time, we may publish interim, “top-line” or preliminary data from our clinical studies. For example, in February 2018 we announced top-line data from the PALISADE Phase 3 trial of AR101. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse changes between preliminary or interim data and final data could significantly harm our business prospects.

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

Supplying appropriate clinical trial materials for our ongoing and planned clinical trials on a timely basis is a complex operation. There are multiple doses in the up-dosing phase of our AR101 clinical trials. In addition, each subject can proceed through the up-dosing phase at a different rate depending on how the subject responds to each new dose. For example, a subject can move up to the next dose, remain on the current dose or move down to the prior lower dose during the up-dosing phase of our trials. We believe that this dosing flexibility improves outcomes for clinical trial subjects. But this dosing flexibility also increases the complexity of supplying the appropriate doses to each clinical site on a timely basis. The complexity of our logistics operations for our clinical trial materials increased significantly in 2017 and the first quarter of 2018 as we initiated several new clinical trials of AR101. We believe this complexity will continue as we continue to operate multiple large trials concurrently, including trials in Europe. EU regulations require that each lot of clinical trial material be certified and released by a designated qualified person. This certification and release process in the EU can cause delays in supplying clinical trial materials to clinical sites. Any delays or errors in our AR101 supply chain logistics could delay or adversely affect our clinical trials.

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

As of March 31, 2018, we had 146 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize AR101 or any additional product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

As of March 31, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 48% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards to offset its post-change taxable income may be limited. Limitations may also apply to the utilization of other pre-change tax attributes as a result of an ownership change. As of December 31, 2017, we had generated NOL carryforwards for federal income tax purposes of $177.9 million and for California income tax purposes of $12.0 million. These federal and California NOL carryforwards will begin to expire in 2031, if not utilized. Following the equity investment by Nestle Health Science in November 2016, we performed a Section 382 analysis and determined that we experienced multiple ownership changes under Section 382 of the Code prior to December 31, 2017. Such annual limitations could affect the utilization of NOL and tax credit carryforwards in the future. We experienced no significant permanent losses of tax attributes due to these ownership changes.

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

Except as previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2018, there were no recent sales of unregistered securities during the quarter ended March 31, 2018.

b)	Use of Proceeds

None.

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

Aimmune Therapeutics, Inc.

Date: May 8, 2018	By:	/s/ Stephen G. Dilly
Stephen G. Dilly, M.B.B.S., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Aimmune Therapeutics, Inc.

Date: May 8, 2018	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(Principal Financial and Accounting Officer)