Form 10-Q
period 2018-06-30
Aimmune Therapeutics, Inc.
filed 2018-08-08
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 58,477,440 shares of common stock, $0.0001 par value per share, outstanding.

AIMMUNE THERAPEUTICS, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$142,157	$73,487
Short-term investments	147,843	108,943
Prepaid expenses and other current assets	6,826	6,681
Total current assets	296,826	189,111
Long-term investments	5,901	—
Property and equipment, net	23,265	17,205
Prepaid expenses and other assets	664	618
Total assets	$326,656	$206,934
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,211	$5,095
Accrued liabilities	27,844	21,478
Other current liabilities	39	26
Total current liabilities	36,094	26,599
Other liabilities	2,724	2,530
Total liabilities	38,818	29,129
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, par value $0.0001 per share—290,000 shares authorized as of June 30, 2018, and December 31, 2017; 58,461 and 51,091 shares issued and outstanding as of June 30, 2018, and December 31, 2017, respectively (including 0 and 47 shares subject to repurchase, legally issued and outstanding as of June 30, 2018, and December 31, 2017, respectively)	6	5
Additional paid-in capital	655,490	443,390
Accumulated other comprehensive loss	(123)	(108)
Accumulated deficit	(367,535)	(265,482)
Total stockholders’ equity	287,838	177,805
Total liabilities and stockholders’ equity	$326,656	$206,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses
Research and development	$35,254	$22,191	$68,700	$39,608
General and administrative	18,559	10,813	35,232	19,737
Total operating expenses	53,813	33,004	103,932	59,345
Loss from operations	(53,813)	(33,004)	(103,932)	(59,345)
Interest income, net	1,294	507	1,930	978
Loss before provision for income taxes	(52,519)	(32,497)	(102,002)	(58,367)
Provision for income taxes	33	—	50	—
Net loss	$(52,552)	$(32,497)	$(102,052)	$(58,367)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	2	(13)	(15)	(108)
Comprehensive loss	$(52,550)	$(32,510)	$(102,067)	$(58,475)

Net loss per common share, basic and diluted	$(0.91)	$(0.65)	$(1.83)	$(1.16)
Weighted average shares used in computing net loss per common share, basic and diluted	57,903	50,230	55,752	50,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(102,052)	$(58,367)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	738	387
Stock-based compensation expense	16,281	7,792
Amortization of premium on investment securities	(225)	400
Changes in operating assets and liabilities:		—
Prepaid expenses and other assets	(191)	(23)
Accounts payable	2,559	883
Accrued liabilities	6,366	5,414
Other liabilities	207	162
Net cash used in operating activities	(76,317)	(43,352)
Cash flows from investing activities:
Purchase of property and equipment	(6,243)	(2,851)
Purchase of investments	(133,208)	(74,859)
Maturities of investments	88,618	80,000
Net cash provided by (used in) investing activities	(50,833)	2,290
Cash flows from financing activities:
Proceeds from underwritten public offering, net of offering costs	190,435	—
Net cash proceeds from exercise of stock options, including early exercise	5,385	1,503
Net cash provided by financing activities	195,820	1,503
Net increase (decrease) in cash and cash equivalents	68,670	(39,559)
Cash and cash equivalents at the beginning of the period	73,487	124,010
Cash and cash equivalents at the end of the period	$142,157	$84,451

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$556	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Since inception, we have incurred net losses and negative cash flows from operations. During the quarter and six months ended June 30, 2018, we incurred a net loss of $52.6 million and $102.1 million, respectively, and during the six months ended June 30, 2018, we used $76.3 million of cash in operations. As of June 30, 2018, we had an accumulated deficit of $367.5 million, and we do not expect to experience positive cash flows in the near future. As of June 30, 2018, we had cash, cash equivalents and investments of $295.9 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory submission of a Biologics License Application, or BLA, and a Marketing Authorization Application, or MAA, for AR101, our lead CODITTM product candidate. We have financed our operations to date primarily through private placements of our equity securities, our initial public offering, or IPO, of common stock in August 2015 and an underwritten public offering of common stock in February and March 2018. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include raising additional capital, the successful and timely completion of our clinical trials, our ability to control expenses, obtaining U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval, and generating sufficient revenue in the United States and Europe. Failure to obtain FDA and EMA approval, commercialize our lead product candidate, manage discretionary expenditures, or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the quarter and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other interim period or for any other future year. We operate in one reportable segment.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the quarter and six months ended June 30, 2018, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, except as noted below.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230), which establishes that the statement of cash flows will show the changes in cash, cash equivalents and amounts generally described as restricted cash. As a result, entities will no longer have to determine how to classify transfers to and from restricted cash within the statement of cash flows. An entity will be required to reconcile the total cash, cash equivalents and amounts generally described as restricted cash on the statement of cash flows to the amounts in the balance sheet and disclose the nature of any restrictions on its cash, cash equivalents or amounts generally described as restricted cash. We adopted ASU 2016-18 in the first quarter of 2018. There was no material impact to our condensed consolidated financial statements as a result of adopting this standard.

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

The following tables set forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$142,157	$—	$—	$142,157
Agency securities	—	—	—	—
Commercial paper	—	—	—	—
Total cash and cash equivalents	$142,157	$—	$—	$142,157
Investments:
Agency securities	$—	$3,762	$—	$3,762
Corporate securities	—	38,194	—	38,194
Commercial paper	—	11,452	—	11,452
U.S. government securities	—	100,336	—	100,336
Total investments	$—	$153,744	$—	$153,744

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$39,072	$—	$—	$39,072
Corporate securities	—	999	—	999
Commercial paper	—	33,416	—	33,416
Total cash and cash equivalents	$39,072	$34,415	$—	$73,487
Investments:
Agency securities	—	12,718	—	12,718
Corporate securities	—	28,345	—	28,345
Commercial paper	—	21,432	—	21,432
U.S. government securities	—	46,448	—	46,448
Total investments	$—	$108,943	$—	$108,943

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value. During the quarters and six months ended June 30, 2018 and 2017, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, as of June 30, 2018 and December 31, 2017, are as follows (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$3,766	$—	$(4)	$3,762
Corporate securities	38,257	—	(63)	38,194
Commercial paper	11,452	—	—	11,452
U.S. government securities	100,392	2	(58)	100,336
Total available-for-sale investments	$153,867	$2	$(125)	$153,744

	December 31, 2017
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Agency securities	$12,729	$—	$(11)	$12,718
Corporate securities	29,369	1	(26)	29,344
Commercial paper	54,848	—	—	54,848
U.S. government securities	46,520	—	(72)	46,448
Total available-for-sale investments	$143,466	$1	$(109)	$143,358

At June 30, 2018, all of the available-for-sale securities have contractual maturities within thirteen months. We periodically review our available-for-sale investments for other-than-temporary impairment loss. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarters and six months ended June 30, 2018 and 2017, we did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Furniture and equipment	$2,052	$1,655
Computer equipment	1,768	1,410
Manufacturing equipment	884	830
Leased equipment	100	100
Leasehold improvements	2,685	2,685
Buildings	688	688
Construction in progress	17,480	11,490
Property and equipment, gross	25,657	18,858
Less: accumulated depreciation	(2,392)	(1,653)
Property and equipment, net	$23,265	$17,205

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Compensation and benefits	$5,161	$6,205
Research and development	18,871	12,716
Professional and consulting	3,646	2,370
Other	166	187
Total accrued liabilities	$27,844	$21,478

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

6. Stock-Based Compensation

Equity Incentive Plan

In January 2013, we adopted our Stock Plan (the “2013 Plan”) and in July 2015, we adopted a new Stock Plan (the “2015 Plan”). Upon consummation of our IPO, the 2013 Plan was terminated and no further shares are reserved for issuance under the 2013 Plan.  As of June 30, 2018, there were 4.4 million shares reserved for future issuance under our 2015 Plan. As of June 30, 2018, there were 7.5 million shares subject to outstanding options under our 2013 Plan and 2015 Plan.

Prior to its termination, the 2013 Plan allowed employees to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. Such an exercise is not substantive for accounting purposes. Therefore, the payment received by us for the exercise price is recognized as an early exercise liability on the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of June 30, 2018 and December 31, 2017, 0 and 46,973 unvested shares, respectively, were legally issued and outstanding. These shares are excluded from basic and diluted net loss per share until our repurchase right lapses and the shares are no longer subject to the repurchase feature.

Option activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options and Unvested Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2017	6,629,111	$14.15	8.2	$156,900
Options granted	1,890,300	$32.68
Options exercised and shares vested	(766,078)	$6.16
Options cancelled	(236,971)	$18.10
Balance, June 30, 2018	7,516,362	$19.50	7.8	$55,541
Options vested and expected to vest as of June 30, 2018	7,194,636	$19.20	7.8	$55,312
Options exercisable as of June 30, 2018	3,263,150	$11.98	8.2	$48,650

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of June 30, 2018. The 2013 Plan provided for early exercise, therefore, all our outstanding stock options issued under that plan are exercisable.

As of June 30, 2018 and 2017, there was $64.2 million and $44.5 million, respectively, of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over the weighted-average remaining vesting period of 2.7 years and 2.9 years, respectively.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2017	16,638	$35.41
Awarded	346,962	33.44
Released	—	—
Forfeited	(3,026)	34.07
Unvested Balance, June 30, 2018	360,574	$33.72

RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). As of June 30, 2018, and 2017, there was $10.0 million and zero, respectively, of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 3.5 years.

In connection with the expansion and extension of our long-term exclusive commercial supply agreement with GPC, we issued 300,000 shares of restricted common stock in January 2018 (see Note 5). The restricted common stock vests in four tranches over a 3.5 year period, and is measured based on the fair market value of the underlying stock as the shares vest. As of June 30, 2018, all shares were restricted and total estimated unrecognized expense related to these restricted shares was $6.2 million based upon the fair market value of our common stock, which is expected to be recognized over the 3.5 year vesting period as general and administrative expense. Stock-based compensation expense recognized during the quarter and six months ended June 30, 2018 related to these shares was $0.8 million and $1.9 million.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	68.3%	72.5%	68.4%	73.3%
Risk free interest rate	2.6%	2.0%	2.4%	2.1%
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value	$19.10	$12.27	$20.51	$12.66

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, reflected in the condensed consolidated statements of comprehensive loss is as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$2,923	$1,191	$4,970	$2,177
General and administrative	5,751	3,008	11,311	5,615
Total stock-based compensation expense	$8,674	$4,199	$16,281	$7,792

During the quarter and six months ended June 30, 2018, we recorded approximately $0.9 million and $2.1 million of stock-based compensation expense related to the acceleration of certain former executives’ stock options.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	7,516,362	7,004,645	7,516,362	7,004,645
Restricted stock units	360,574	—	360,574	—

8. Related Party Transaction

In June 2017, Mark McDade, a member of our Board of Directors, joined the Board of Directors of MyHealthTeams, a private company that creates social networks for people living with chronic conditions by partnering with pharmaceutical and healthcare companies. We entered into an agreement with MyHealthTeams in 2015 under which they provide services to us. During the six months ended June 30, 2018 and 2017, there were no payments to MyHealthTeams pursuant to such agreement. At June 30, 2018 and December 31, 2017, there was $0.1 million and zero, respectively in accrued liabilities due under the MyHealthTeams agreement.

In February and March 2018, we issued and sold an aggregate of 6,325,000 shares of our common stock in an underwritten public offering at a price to the public of $32.00 per share for total net proceeds of $190.4 million.

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

A total of 496 patients ages 4–17, from both arms (372 AR101 and 124 placebo), were evaluable for safety. There were no deaths or suspected, unexpected serious adverse reactions. In both arms, the incidence of serious adverse events (SAEs) was low. An SAE is an adverse event that results in significant medical consequences, such as hospitalization, disability or death, and must be reported to the FDA.  A total of nine patients ages 4-17 experienced SAEs, none of which were considered life-threatening: eight of these patients were in the AR101 arm (2.2%) and one was in the placebo arm (0.8%). Four of the eight SAEs in the AR101 arm were deemed related to treatment and one of these was severe. Of patients ages 4-17, 12.4% of patients from the AR101 treatment arm and 2.0% of patients from the placebo-treatment arm discontinued due to investigator-reported adverse events.

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

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our lead CODIT product candidate, AR101. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $52.6 million and $102.1 million for the quarter and six months ended June 30, 2018, respectively and used $76.3 million of cash in operations for the six months ended June 30, 2018. As of June 30, 2018, our accumulated deficit was $367.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize AR101, and as we develop other product candidates.

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

We currently utilize contract manufacturers for all of our manufacturing activities. In June 2015, we entered into a lease for a manufacturing facility in Clearwater, Florida. In June 2017, we completed construction of the manufacturing facility within the leased building, which we intend to handle full-scale cGMP (current Good Manufacturing Practices) commercial production of AR101, if approved, and supply future clinical trials of AR101. We anticipate that this manufacturing facility will be operational in the second half of 2018. We plan to continue to rely on the contract manufacturer that is located at the same site to manage the operations of this new manufacturing facility. Additionally, we currently utilize specialized clinical vendors, clinical trial sites, consultants, and clinical research organizations, or CROs, to ensure the proper and timely conduct of our clinical trials, and we do not yet have a sales organization. We expect to significantly increase our investment in our manufacturing process and commercial organization as we prepare for the filing of a BLA with the FDA and a MAA with the EMA and prepare for a possible commercial launch of AR101.

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

Results of Operations

Comparison of the Quarters Ended June 30, 2018 and 2017

	Quarter Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$35,254	$22,191	$13,063	59%
General and administrative	18,559	10,813	7,746	72%
Total operating expenses	53,813	33,004	20,809	63%
Loss from operations	(53,813)	(33,004)	(20,809)	63%
Interest income, net	1,294	507	787	155%
Loss before provision for income taxes	(52,519)	(32,497)	(20,022)	62%
Provision for income taxes	33	—	33	—
Net loss	$(52,552)	$(32,497)	$(20,055)	62%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the quarters ended June 30, 2018 and 2017:

	Quarter Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands)
External clinical-related expenses	$22,666	$16,396	$6,270	38%
Employee-related costs	7,229	3,526	3,703	105%
Stock-based compensation expense	2,923	1,191	1,732	145%
Facilities and other costs	2,436	1,078	1,358	126%
Total research and development expenses	$35,254	$22,191	$13,063	59%

Research and development expenses increased by $13.1 million for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017, primarily due to increased external clinical-related expenses, employee-related costs, stock-based compensation expense, and facilities and other costs. External clinical-related costs increased primarily due to the progression of certain AR101 clinical trials, including RAMSES, ARC008, ARC009, ARTEMIS and ARC011, and higher contract manufacturing costs to support clinical development and regulatory activities. Employee-related costs and stock-based compensation expense increased primarily due to increased headcount to support continued development of AR101. Facilities and other costs increased primarily due to the allocation of higher facilities and information technology costs, which are allocable from general and administrative to research and development expenses based on headcount.

We expect research and development expenses to continue to increase as our clinical trials related to the AR101 development program progress, including the initiation of additional AR101 studies, and as we develop additional CODIT product candidates, including for the treatment of egg allergy and walnut allergy.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the quarters ended June 30, 2018 and 2017:

	Quarter Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands)
Employee-related costs	$4,945	$3,048	$1,897	62%
Stock-based compensation expense	5,751	3,008	2,743	91%
External professional services	7,668	4,327	3,341	77%
Facilities and other costs	195	430	(235)	(55)%
Total general and administrative expenses	$18,559	$10,813	$7,746	72%

General and administrative expenses increased by $7.7 million for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017, primarily due to increased external professional services costs, stock-based compensation expense and employee-related costs. External professional services increased primarily due to consulting services for commercial planning and support for AR101. Stock-based compensation expense increased primarily due to the January 2018 issuance of restricted common stock in connection with the expansion and extension of our long-term commercial supply agreement with Golden Peanut Company, or GPC, and modification of certain executives’ stock options resulting from their planned separation. Employee-related costs increased primarily due to increased headcount for additional administrative support as we continue to build infrastructure to support our clinical trials and potential commercialization of AR101 and severance costs related to the planned separation of certain executives.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure, including the hiring of additional personnel, incur expenses related to commercial planning for AR101 and recognize expenses in connection with the vesting of the restricted common stock issued to GPC.

Interest Income, net

Interest income, net, increased by $0.8 million for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017, primarily due to higher average cash, cash equivalents, and investment balances, as well as higher average return on our investments during the period.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$68,700	$39,608	$29,092	73%
General and administrative	35,232	19,737	15,495	79%
Total operating expenses	103,932	59,345	44,587	75%
Loss from operations	(103,932)	(59,345)	(44,587)	75%
Interest income, net	1,930	978	952	97%
Loss before provision for income taxes	(102,002)	(58,367)	(43,635)	75%
Provision for income taxes	50	—	50	—
Net loss	$(102,052)	$(58,367)	$(43,685)	75%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands)
External clinical-related expenses	$45,279	$29,137	$16,142	55%
Employee-related costs	13,906	6,386	7,520	118%
Stock-based compensation expense	4,970	2,177	2,793	128%
Facilities and other costs	4,545	1,908	2,637	138%
Total research and development expenses	$68,700	$39,608	$29,092	73%

Research and development expenses increased by $29.1 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to increased external clinical-related expenses, employee-related costs, stock-based compensation expense, and facilities and other costs. External clinical-related costs increased primarily due to the progression of certain AR101 clinical trials, including RAMSES, ARC008, ARC009, ARTEMIS and ARC011, and higher contract manufacturing costs to support clinical development and regulatory activities. Employee-related costs and stock-based compensation expense increased primarily due to increased headcount to support continued development of AR101. Facilities and other costs increased primarily due to the allocation of higher facilities and information technology costs, which are allocable from general and administrative to research and development expenses based on headcount.

We expect research and development expenses to continue to increase as our clinical trials related to the AR101 development program progress, including the initiation of additional AR101 studies, and as we develop additional CODIT product candidates, including for the treatment of egg allergy and walnut allergy.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands)
Employee-related costs	$9,495	$6,134	$3,361	55%
Stock-based compensation expense	11,311	5,615	5,696	101%
External professional services	13,987	7,068	6,919	98%
Facilities and other costs	439	920	(481)	(52)%
Total general and administrative expenses	$35,232	$19,737	$15,495	79%

General and administrative expenses increased by $15.5 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to increased external professional services costs, stock-based compensation expense and employee-related costs. External professional services increased primarily due to consulting services for commercial planning and support for AR101. Stock-based compensation expense increased primarily due to the January 2018 issuance of restricted common stock in connection with the expansion and extension of our long-term commercial supply agreement with Golden Peanut Company, or GPC, and modification of certain executives’ stock options resulting from their planned separation. Employee-related costs increased primarily due to increased headcount for additional administrative support as we continue to build infrastructure to support our clinical trials and potential commercialization of AR101 and severance costs related to the planned separation of certain executives.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure, including the hiring of additional personnel, incur expenses related to commercial planning for AR101 and recognize expenses in connection with the vesting of the restricted common stock issued to GPC.

Interest Income, net

Interest income, net, increased by $1.0 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to higher average cash, cash equivalents, and investment balances, as well as higher average return on our investments during the period.

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and investments of $295.9 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory submission of a Biologics License Application, or BLA, and a Marketing Authorization Application, or MAA, for AR101, our lead CODITTM product candidate.

In February and March 2018, we issued and sold 6,325,000 shares of our common stock, par value $0.0001 per share, during our public offering for total proceeds of $190.4 million, net of offering costs.

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

•

the time and cost necessary to complete our roll-over study related to our PALISADE trial (ARC004), our RAMSES and ARTEMIS trials, our roll-over study related to RAMSES and ARTEMIS (ARC008), as well as the time and costs associated with the other planned development activities for AR101, including the initiation and operation of ARC005, ARC009 and ARC011;

•	the time and cost necessary to supply clinical trial materials for our clinical trials and develop a commercial-scale manufacturing process for AR101;
•	our ability to obtain regulatory approval for and subsequently commercialize AR101 or any other product candidates we develop;
•	commercialization costs associated with AR101, if approved, including the cost and timing of developing our sales and marketing capabilities;
•	the amount of sales and other revenue from AR101, if approved;
•	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
•	the time and cost associated with designing and implementing quality systems for our product candidates in the United States and Europe;
•	the time and cost associated with clinical trials and pre-clinical development of other product candidates;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	our ability to attract, hire and retain qualified personnel; and
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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for AR101 or any future product candidate;
•	our research and development activities; or
•	our establishment of commercial capabilities or other activities that may be necessary to commercialize AR101 or any future product candidate.

Cash Flows

	Six Months Ended June 30,
	2018	2017	$ Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(76,317)	$(43,352)	$(32,965)
Investing activities	(50,833)	2,290	(53,123)
Financing activities	195,820	1,503	194,317
Net change in cash and cash equivalents	$68,670	$(39,559)	$108,229

Net Cash Used In Operating Activities

Net cash used in operating activities was $76.3 million for the six months ended June 30, 2018, an increase of $33.0 million from $43.4 million for the six months ended June 30, 2017. This increase was primarily due to higher net loss from operations resulting from increased research and development and general and administrative expenses.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $50.8 million for the six months ended June 30, 2018, a decrease of $53.1 million from net cash provided by investing activities of $2.3 million for the six months ended June 30, 2017. The decrease was primarily due to purchases of investments and property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $195.8 million for the six months ended June 30, 2018, an increase of $194.3 million from $1.5 million for the six months ended June 30, 2017. The increase was due to 6,325,000 shares issued and sold during our public offering in February 2018 and an increase in the number of stock options exercised by employees.

As of June 30, 2018, we had cash, cash equivalents and investments of $295.9 million.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, therapeutic approach and our lead product candidate, AR101, which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $102.1 million for the six months ended June 30, 2018, and $131.3 million, $80.8 million, and $35.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. At June 30, 2018, our accumulated deficit was $367.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize AR101, and as we develop other product candidates. Even if AR101 is approved and we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our CODIT therapeutic approach and AR101. At June 30, 2018, we had capital resources consisting of cash, cash equivalents and investments of $295.9 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval for and prepare for the commercialization of AR101, and as we develop other product candidates.

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

•

the time and cost necessary to complete our roll-over study related to our PALISADE trial (ARC004), our RAMSES and ARTEMIS trials, our roll-over study related to RAMSES and ARTEMIS (ARC008), as well as the time and costs associated with the other planned development activities for AR101, including the initiation and operation of ARC005, ARC009 and ARC011;

•

the time and cost necessary to supply clinical trial materials for our clinical trials and develop a commercial-scale manufacturing process and establish commercial-scale manufacturing capacity for AR101;

•	our ability to obtain regulatory approval for and subsequently commercialize AR101 or any other product candidates we develop;
•	commercialization costs associated with AR101, if approved, including the cost and timing of developing our sales and marketing capabilities;
•	the amount of sales and other revenue from AR101, if approved;
•	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
•	the time and cost associated with designing and implementing quality systems for our product candidates in the United States and Europe;
•	the time and cost associated with clinical trials and pre-clinical development of other product candidates;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	our ability to attract, hire and retain qualified personnel; and
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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for AR101 or any additional product candidate;
•	our research and development activities; or
•	our establishment of commercial capabilities or other activities that may be necessary to commercialize AR101 or any additional product candidate.

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

As a result, our prospects, including our ability to finance our operations and generate revenue, will depend largely on the successful development, regulatory approval and commercialization of AR101. If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 around the end of 2019. The clinical and commercial success of AR101 will depend on a number of factors, many of which are out of our control, including the following:

•	the results from our ongoing and planned clinical trials, including ARC004, RAMSES and ARTEMIS, as well as ARC005, ARC008, ARC009 and ARC011;
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

Conducting clinical trials in foreign countries, as we are doing or plan to do for our ARC004, ARTEMIS, ARC005, ARC008 and ARC009 trials, presents additional risks that may delay completion of our clinical trials. These risks include a foreign regulatory authority imposing additional requirements prior to the commencement of clinical trials in a foreign country, the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, complying with data privacy regulations in the European Union and Canada, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks relevant to such foreign countries. For example, clinical trial materials in the European Union must be certified and released by a designated qualified person, which can delay the release of clinical trial materials to clinical sites in the European Union. In addition, the FDA may determine that our clinical trial results obtained in foreign subjects are not representative of the U.S. patient population and are thus not supportive of a BLA approval in the United States.

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

In addition, certain sub-groups of patients may be more difficult to recruit than others. For example, to date, we have enrolled 57 patients above the age of 17, and we believe the adult patient population is more difficult to recruit than younger patients. The FDA has concluded that additional safety and efficacy data is required for the adult patient subgroup and any initial approval that we may obtain will not include an indication for patients of such subgroup. If we are not able to recruit patients to participate in our clinical trials in a timely manner, our business and results of operations could be adversely affected.

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

From time to time, we may publish interim, “top-line” or preliminary data from our clinical studies. For example, in February 2018, we announced top-line data from the PALISADE Phase 3 trial of AR101. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse changes between preliminary or interim data and final data could significantly harm our business prospects.

The regulatory approval process is lengthy, time-consuming and inherently unpredictable, and we may experience significant delays in obtaining regulatory approval of AR101, if at all, which would delay the commercialization of AR101, adversely impact our ability to generate revenue, and harm our business and our results of operations.

To gain approval to market a biologic product candidate, such as AR101, we must provide the FDA and foreign regulatory authorities with clinical, non-clinical and manufacturing data that adequately demonstrates to the satisfaction of such regulatory authority the safety, purity, potency and effectiveness of the product for the intended indication applied for in the BLA or other relevant regulatory filing. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign regulatory authorities. A BLA or other relevant regulatory filing must include extensive nonclinical and clinical data and supporting information to establish that the product candidate is safe, pure, potent and effective for each desired indication. The BLA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. Prior to submitting a BLA for AR101, we expect to have a pre-BLA meeting with the FDA to discuss the sufficiency of the clinical and manufacturing data sets that we expect to include in the BLA.  The FDA could request in the pre-BLA meeting that we include data in the BLA that we do not have or would take us longer to obtain, which could delay the submission of our BLA for AR101.

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

Further, we rely on separate contract manufacturers to provide packaging services for AR101. We plan on using blister packs and sachets as the final packaging configuration for our potential commercial launch of AR101. Stability testing of AR101 in the blister pack and sachet configurations is ongoing. Any complications with the stability testing in the blister pack or sachet configurations could extend the timelines for our regulatory filings for AR101. In addition, regulatory authorities may not find our proposed packing configuration acceptable, which would also delay the timing of our regulatory filings or potential approval of AR101.

We intend to rely on a single manufacturer for the production of the drug product used in AR101 and a single contract manufacturer for the commercial packaging of AR101 for the foreseeable future. As a result, we are exposed to risks applicable to our contract manufacturers’ business, including their financial, leadership and operational risks. If one of these manufacturers encountered financial difficulties and was unable to continue operating or was acquired by a third party and changed strategic direction, our ability to obtain supplies of AR101 or additional product candidates could be materially adversely affected.

Submission of the BLA for AR101 will require successful and timely completion of process performance qualification batches, or PPQs, of AR101 by our CMOs. Stability data for AR101 from these PPQ batches will be included in the BLA.  Delays or complications in these PPQ batches by our CMOs could delay the submission of our BLA.  In addition, the FDA could request stability data in the BLA for AR101 for a longer duration than we have available, which could also delay submission of the BLA.

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

Supplying appropriate clinical trial materials for our ongoing and planned clinical trials on a timely basis is a complex operation. There are multiple doses in the up-dosing phase of our AR101 clinical trials. In addition, each subject can proceed through the up-dosing phase at a different rate depending on how the subject responds to each new dose. For example, a subject can move up to the next dose, remain on the current dose or move down to the prior lower dose during the up-dosing phase of our trials. We believe that this dosing flexibility improves outcomes for clinical trial subjects. But this dosing flexibility also increases the complexity of supplying the appropriate doses to each clinical site on a timely basis. The complexity of our logistics operations for our clinical trial materials increased significantly in 2017 and will continue to increase as we continue to operate multiple large trials concurrently, including trials in Europe. EU regulations require that each lot of clinical trial material be certified and released by a designated qualified person. This certification and release process in the EU can cause delays in supplying clinical trial materials to clinical sites. Any delays or errors in our AR101 supply chain logistics could delay or adversely affect our clinical trials.

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

Furthermore, certain of our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. In addition, the execution of clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. The collection and use of clinical data by us and our clinical sites, CROs, clinical vendors, clinical labs and collaborators is governed by strict data privacy laws in the United States, Canada and, especially, the EU.  Failure to comply with these data privacy regulations could prevent us from using clinical data, and subject us to penalties and fines, which could delay or impair review and potential approval of marketing approval applications for our product candidates. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, our agreements with third parties may typically be terminated by such third parties upon as little as 30 days’ prior written notice or, in certain cases, under certain other circumstances, including our insolvency. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCPs or data privacy requirements, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such studies.

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

We currently have no commercial field organization, distribution network or medical science liaison personnel. If we are unable to establish these capabilities and a distribution network on our own or through third parties, we may not be able to market, sell and distribute AR101, if approved, or any additional product candidates or generate product revenue.

If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 around the end of 2019. We currently do not have a commercial field organization. In order to commercialize AR101, we will need to build our marketing, commercial field, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If AR101 receives regulatory approval, we expect to establish a specialty commercial field organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming.

We are in the process of establishing a medical science liaison, or MSL, organization.  The MSL team is a field-based part of our medical affairs group.  The role of MSLs is to serve as a liaison to members of the medical, scientific and patient advocate communities and to provide scientific expertise and clinical insights from health care practitioners to internal colleagues.  We expect to begin deployment of the MSL team in the second half of 2018.  The activities of MSLs are subject to extensive statutory and regulatory requirements and enforcement in the U.S. by the federal government and the states and outside the United States by the governments of the countries where we deploy MSLs.  Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our MSL activities could be subject to challenge under one or more of such laws or regulations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to market our products and adversely impact our financial results.

We have no prior experience in the commercialization of pharmaceutical products and there are significant risks involved in building and managing a commercial field organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient customer leads, provide adequate training to commercial field and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal commercial field, marketing and distribution capabilities would adversely impact the commercialization of these products. Further, given our lack of prior experience in commercializing pharmaceutical products, our estimates of the number of commercial field employees needed to commercialize AR101 may be materially less than the actual number of commercial field employees required. As such, we may be required to hire substantially more commercial field employees to adequately support the commercialization of AR101, which could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

We may choose to collaborate with third parties that have direct commercial field forces or established distribution systems, either to augment our own commercial field force and distribution systems or in lieu of our own commercial field force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize AR101. If we are not successful in commercializing AR101 or any additional product candidates, either on our own or through collaborations with one or more third parties, our additional product revenue will suffer and we would incur significant additional losses.

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

In the past, under the Medicare program, physician payments were updated on an annual basis according to a statutory formula. When the application of the statutory formula for the update factor would have resulted in a decrease in total physician payments, Congress would intervene with interim legislation to prevent the reductions. In April 2015, however, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, was signed into law, which repealed and replaced the statutory formula for Medicare payment adjustments to physicians. MACRA provided a permanent end to the annual interim legislative updates that had previously been necessary to delay or prevent significant reductions to payments under the Medicare Physician Fee Schedule. MACRA provides for a 0.5% update from July 1, 2015 through 2018, for a 0.25% update through 2019, and a 0% annual update each year through 2025. In addition, MACRA required the establishment of the Merit-Based Incentive Payment System, or MIPS, beginning in 2019, under which physicians may receive performance based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities and meaningful use of electronic health records. MACRA also required the Centers for Medicare & Medicaid Services, or CMS, beginning in 2019, to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations, that emphasize quality and value over the traditional volume-based fee-for-service model. It is unclear what impact, if any, MACRA will have on our business and operating results, but any resulting decrease in payment may result in reduced demand for our product candidates or additional pricing pressures.

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

As of June 30, 2018, we had 185 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize AR101 or any additional product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon our senior management. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trial or the commercialization of AR101 or any additional product candidates. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service. In addition, certain members of our senior management team, including our President and Chief Executive Officer, who joined us in June 2018, have worked together for only a relatively short period of time and it may be difficult to evaluate their effectiveness, on an individual or collective basis, and ability to address future challenges to our business.

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

We intend to implement an enterprise resource planning, or ERP, system for our company in the second half of 2018. An ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, an ERP system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Additionally, during the conversion process, we may be limited in our ability to convert any business that we acquire to the ERP. Any disruptions or difficulties in implementing or using an ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

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

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security. Our actual or perceived failure to comply with such obligations could harm our business.

The regulatory environment surrounding information security, confidentiality and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws, including the  U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and non-U.S. regulations, including the European General Data Protection Regulation, or GDPR, governing the protection of personal and confidential information . Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, the GDPR repealed the Data Protection Directive (95/46/EC) and is directly applicable in all E.U. member states since its effective date of May 25, 2018. The GDPR  applies to companies established in the EU as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EU, including, for example, through the conduct of clinical trials (whether the trials are conducted directly by us or through a clinical vendor or collaborator). The GDPR sets out a number of requirements that must be complied with when handling the personal data of E.U. based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for data subjects to be “forgotten” and rights to data portability; as well as enhanced current rights (e.g., access requests); the principal of accountability; the obligation to make public notification of significant data breaches and the obligation to demonstrate compliance through policies, procedures, training and audit. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. In particular, as the E.U. states reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant E.U. member states' laws and regulations, including where permitted derogations from the GDPR are introduced, all of which  will increase our compliance obligations and may necessitate the review and implementation of policies and processes relating to our collection and use of data. This increase in compliance obligations could also lead to an increase in compliance costs which may have an adverse impact on our business, financial condition or results of operations.

If any person, including any of our employees, clinical vendors or collaborators or those with whom we share such information, breaches our established controls with respect to personal or confidential data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. For example, under the GDPR there are significant new punishments for non-compliance which could result in a penalty of up to 4% of a firm’s global annual revenue. In addition, a data breach could result in negative publicity which could damage our reputation and have an adverse effect on our business, financial condition or results of operations.

We are also subject to evolving E.U. laws on data export, where we transfer data outside the E.U. (or E.E.A.) to group companies or third parties. The GDPR only permits exports of data outside the E.U. (and E.E.A.) where there is a suitable data transfer solution in place to safeguard personal data (e.g., the EU Commission approved Standard Contractual Clauses or the E U.S.-European Union Privacy Shield, or Privacy Shield). We are certified under the Privacy Shield with respect to our transfer of certain personal information from the E.U. to the U.S. Some of the approved current data transfer mechanisms (including Privacy Shield) are under review in the E.U. courts and by the E.U. Commission and therefore we need to monitor this space for any future changes. This has resulted in some uncertainty, and depending on the outcome of such challenges, we could be required to incur costs in ensuring our continued compliance and / or change our business practices in a manner adverse to our business. In addition, if it were to be determined that we were not complying with our obligations under the Privacy Shield framework and we were to lose our Privacy Shield certification from the Department of Commerce, we may face difficulties in transferring data from E.U. to the U.S.

We strive to comply with all applicable laws, including privacy laws, but they may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business.

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

•	state laws that require drug manufacturers to obtain licenses prior to distribution or sale of pharmaceutical products in that state; and
•	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken, as well as the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of June 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 50% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

None.

c)	Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

a)	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws.	8-K	8/11/2015	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

10.1#	Executive Employment Agreement, dated June 4, 2018, by and between the Company and Jayson Dallas, M.D.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aimmune Therapeutics, Inc.

Date: August 8, 2018	By:	/s/ Jayson Dallas
Jayson Dallas, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Aimmune Therapeutics, Inc.

Date: August 8, 2018	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(Principal Financial and Accounting Officer)