Form 10-Q
period 2018-09-30
Aimmune Therapeutics, Inc.
filed 2018-11-08
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 58,730,708 shares of common stock, $0.0001 par value per share, outstanding.

AIMMUNE THERAPEUTICS, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$78,420	$73,487
Short-term investments	176,829	108,943
Prepaid expenses and other current assets	6,543	6,681
Total current assets	261,792	189,111
Property and equipment, net	25,045	17,205
Prepaid expenses and other assets	626	618
Total assets	$287,463	$206,934
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,890	$5,095
Accrued liabilities	23,545	21,478
Other current liabilities	16	26
Total current liabilities	37,451	26,599
Other liabilities	2,848	2,530
Total liabilities	40,299	29,129
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, par value $0.0001 per share—290,000 shares authorized as of September 30, 2018, and December 31, 2017; 58,651 and 51,091 shares issued and outstanding as of September 30, 2018, and December 31, 2017, respectively (including 0 and 47 shares subject to repurchase, legally issued and outstanding as of September 30, 2018, and December 31, 2017, respectively)	6	5
Additional paid-in capital	666,532	443,390
Accumulated other comprehensive loss	(138)	(108)
Accumulated deficit	(419,236)	(265,482)
Total stockholders’ equity	247,164	177,805
Total liabilities and stockholders’ equity	$287,463	$206,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses
Research and development	$31,691	$21,063	$100,391	$60,671
General and administrative	21,285	11,226	56,517	30,963
Total operating expenses	52,976	32,289	156,908	91,634
Loss from operations	(52,976)	(32,289)	(156,908)	(91,634)
Interest income, net	1,303	497	3,233	1,475
Loss before provision for income taxes	(51,673)	(31,792)	(153,675)	(90,159)
Provision for income taxes	29	—	79	—
Net loss	$(51,702)	$(31,792)	$(153,754)	$(90,159)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	(15)	61	(30)	(47)
Comprehensive loss	$(51,717)	$(31,731)	$(153,784)	$(90,206)

Net loss per common share, basic and diluted	$(0.89)	$(0.63)	$(2.72)	$(1.79)
Weighted average shares used in computing net loss per common share, basic and diluted	58,274	50,458	56,602	50,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(153,754)	$(90,159)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,121	703
Stock-based compensation expense	24,663	11,871
Amortization of premium on investment securities	(529)	477
Changes in operating assets and liabilities:		—
Prepaid expenses and other assets	412	(835)
Accounts payable	8,133	2,874
Accrued liabilities	2,067	6,927
Other liabilities	309	464
Net cash used in operating activities	(117,578)	(67,678)
Cash flows from investing activities:
Purchase of property and equipment	(8,300)	(5,252)
Purchase of investments	(192,285)	(109,391)
Maturities of investments	124,898	129,180
Net cash provided by (used in) investing activities	(75,687)	14,537
Cash flows from financing activities:
Proceeds from underwritten public offering, net of offering costs	190,435	—
Net cash proceeds from exercise of stock options, including early exercise	7,763	2,952
Net cash provided by financing activities	198,198	2,952
Net increase (decrease) in cash and cash equivalents	4,933	(50,189)
Cash and cash equivalents at the beginning of the period	73,487	124,010
Cash and cash equivalents at the end of the period	$78,420	$73,821

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$660	$—
Receivable for stock option exercises	$(281)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Since inception, we have incurred net losses and negative cash flows from operations. During the quarter and nine months ended September 30, 2018, we incurred a net loss of $51.7 million and $153.8 million, respectively, and during the nine months ended September 30, 2018, we used $117.6 million of cash in operations. As of September 30, 2018, we had an accumulated deficit of $419.2 million, and we do not expect to experience positive cash flows in the near future. As of September 30, 2018, we had cash, cash equivalents and investments of $255.2 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory approval in the United States for AR101, our lead CODITTM product candidate. We have financed our operations to date primarily through private placements of our equity securities, our initial public offering, or IPO, of common stock in August 2015 and an underwritten public offering of common stock in February and March 2018. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include raising additional capital, the successful and timely completion of our clinical trials, our ability to control expenses, obtaining U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval, and generating sufficient revenue in the United States and Europe. Failure to obtain FDA and EMA approval, commercialize our lead product candidate, manage discretionary expenditures, or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the quarter and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other interim period or for any other future year. We operate in one reportable segment.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the quarter and nine months ended September 30, 2018, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, except as noted below.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230), which establishes that the statement of cash flows show the changes in cash, cash equivalents and amounts generally described as restricted cash. As a result, entities will no longer have to determine how to classify transfers to and from restricted cash within the statement of cash flows. An entity will be required to reconcile the total cash, cash equivalents and amounts generally described as restricted cash on the statement of cash flows to the amounts in the balance sheet and disclose the nature of any restrictions on its cash, cash equivalents or amounts generally described as restricted cash. We adopted ASU 2016-18 in the first quarter of 2018. There was no material impact to our condensed consolidated financial statements as a result of adopting this standard.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted ASU 2016-15 in the first quarter of 2018. There was no material impact to our condensed consolidated financial statements as a result of adopting this standard.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for fiscal periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2018-13 will have on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. ASU 2017-08 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2017-08 will have on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB, issued ASU, No. 2016-02, Leases (Topic 842), which requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the impact the adoption of this new standard will have on our consolidated financial statements and related disclosures; however, since we are lessee to certain leases for property whose terms exceed twelve months, we expect to report assets and liabilities related to these leases on our consolidated financial statements that have not been previously reported, once we adopt ASU 2016-02.

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

The following tables set forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$75,921	$—	$—	$75,921
U.S. government securities	—	2,499	—	$2,499
Total cash and cash equivalents	$75,921	$2,499	$—	$78,420
Investments:
Agency securities	$—	$16,899	$—	$16,899
Corporate securities	—	49,099	—	49,099
Commercial paper	—	3,999	—	3,999
U.S. government securities	—	106,832	—	106,832
Total investments	$—	$176,829	$—	$176,829

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$39,072	$—	$—	$39,072
Corporate securities	—	999	—	999
Commercial paper	—	33,416	—	33,416
Total cash and cash equivalents	$39,072	$34,415	$—	$73,487
Investments:
Agency securities	—	12,718	—	12,718
Corporate securities	—	28,345	—	28,345
Commercial paper	—	21,432	—	21,432
U.S. government securities	—	46,448	—	46,448
Total investments	$—	$108,943	$—	$108,943

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value. During the quarters and nine months ended September 30, 2018 and 2017, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, as of September 30, 2018 and December 31, 2017, are as follows (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$16,906	$—	$(7)	$16,899
Corporate securities	49,137	1	(39)	49,099
Commercial paper	3,999	—	—	3,999
U.S. government securities	109,424	—	(93)	109,331
Total available-for-sale investments	$179,466	$1	$(139)	$179,328

	December 31, 2017
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Agency securities	$12,729	$—	$(11)	$12,718
Corporate securities	29,369	1	(26)	29,344
Commercial paper	54,848	—	—	54,848
U.S. government securities	46,520	—	(72)	46,448
Total available-for-sale investments	$143,466	$1	$(109)	$143,358

At September 30, 2018, all of the available-for-sale securities have contractual maturities within twelve months. We periodically review our available-for-sale investments for other-than-temporary impairment loss. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarters and nine months ended September 30, 2018 and 2017, we did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Furniture and equipment	$2,052	$1,655
Computer equipment	1,783	1,410
Manufacturing equipment	885	830
Leased equipment	100	100
Leasehold improvements	2,685	2,685
Buildings	688	688
Construction in progress	19,626	11,490
Property and equipment, gross	27,819	18,858
Less: accumulated depreciation	(2,774)	(1,653)
Property and equipment, net	$25,045	$17,205

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Compensation and benefits	$7,294	$6,205
Research and development	13,203	12,716
Professional and consulting	2,601	2,370
Other	447	187
Total accrued liabilities	$23,545	$21,478

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

Pursuant with the restated agreement, our purchase obligation commences with the first delivery of peanut flour for commercial use, which we currently anticipate will occur in 2019. Assuming that our first delivery for commercial use occurs in 2019, which is not assured, the aggregate purchase commitment under this agreement would be $8.3 million over a term of ten years.

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

6. Stock-Based Compensation

Equity Incentive Plan

In January 2013, we adopted our Stock Plan (the “2013 Plan”) and in July 2015, we adopted a new Stock Plan (the “2015 Plan”). Upon consummation of our IPO, the 2013 Plan was terminated and no further shares are reserved for issuance under the 2013 Plan.  As of September 30, 2018, there were 4.4 million shares reserved for future issuance under our 2015 Plan. As of September 30, 2018, there were 7.3 million shares subject to outstanding options under our 2013 Plan and 2015 Plan.

Prior to its termination, the 2013 Plan allowed employees to exercise stock options in exchange for cash before the requisite service was provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. Such an exercise is not substantive for accounting purposes. Therefore, the payment received by us for the exercise price is recognized as an early exercise liability on the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of September 30, 2018 and December 31, 2017, 0 and 46,973 unvested shares, respectively, were legally issued and outstanding. These shares are excluded from basic and diluted net loss per share until our repurchase right lapses and the shares are no longer subject to the repurchase feature.

Option activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options and Unvested Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2017	6,629,111	$14.15	8.2	$156,900
Options granted	2,163,700	$32.05
Options exercised and shares vested	(952,231)	$7.75
Options cancelled	(497,273)	$20.34
Balance, September 30, 2018	7,343,307	$19.83	8.0	$54,674
Options vested and expected to vest as of September 30, 2018	7,061,816	$19.55	7.9	$54,570
Options exercisable as of September 30, 2018	3,421,849	$12.86	8.0	$49,338

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of September 30, 2018. The 2013 Plan provided for early exercise, therefore, all our outstanding stock options issued under that plan are exercisable.

As of September 30, 2018 and 2017, there was $59.0 million and $44.3 million, respectively, of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over the weighted-average remaining vesting period of 2.6 years and 2.7 years, respectively.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2017	16,638	$35.41
Awarded	346,962	33.44
Released	(4,160)	39.55
Forfeited	(20,189)	34.07
Unvested Balance, September 30, 2018	339,251	$33.63

RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period). As of September 30, 2018, and 2017, there was $8.8 million and zero, respectively, of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the weighted-average remaining vesting period of 3.2 years.

In connection with the expansion and extension of our long-term exclusive commercial supply agreement with GPC, we issued 300,000 shares of restricted common stock in January 2018 (see Note 5). The restricted common stock vests in four tranches over a 3.5 year period and is measured based on the fair market value of the underlying stock as the shares vest. As of September 30, 2018, 75,000 shares had vested, and the remaining shares were restricted. As of September 30, 2018, total estimated unrecognized expense related to these restricted shares was $5.7 million based upon the fair market value of our common stock on September 30, 2018, which is expected to be recognized over the remaining vesting period of 2.8 years as general and administrative expense. Stock-based compensation expense recognized during the quarter and nine months ended September 30, 2018 related to these shares was $0.7 million and $2.6 million, respectively.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	6.1	6.0	6.0	6.0
Expected volatility	66.5%	71.1%	68.2%	73.3%
Risk free interest rate	2.8%	2.1%	2.4%	2.1%
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value	$17.19	$14.57	$20.09	$12.89

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, reflected in the condensed consolidated statements of comprehensive loss is as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$2,406	$1,305	$7,376	$3,482
General and administrative	5,976	2,774	17,287	8,389
Total stock-based compensation expense	$8,382	$4,079	$24,663	$11,871

During the quarter and nine months ended September 30, 2018, we recorded approximately $0.7 million and $2.8 million of stock-based compensation expense related to the acceleration of certain former executives’ stock options.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	7,343,307	6,930,551	7,343,307	6,930,551
Restricted stock units	339,251	—	339,251	—

8. Related Party Transaction

In June 2017, Mark McDade, a member of our Board of Directors, joined the Board of Directors of MyHealthTeams, a private company that creates social networks for people living with chronic conditions by partnering with pharmaceutical and healthcare companies. We entered into an agreement with MyHealthTeams in 2015 under which they provide services to us. During the quarters ended September 30, 2018 and 2017, there were payments of $0.1 million in each period to MyHealthTeams pursuant to such agreement. During the nine months ended September 30, 2018 and 2017, there were payments of $0.1 million in each period to MyHealthTeams pursuant to such agreement. At September 30, 2018 and December 31, 2017, there were no accrued liabilities due under the MyHealthTeams agreement.

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

Overview

We are a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates, for the treatment of peanut and other food allergies. It is estimated that over 30 million people in the United States and Europe have a food allergy, with peanut allergy being the most prevalent and most commonly associated with severe outcomes and life-threatening events. There are currently no approved medical therapies to cure food allergies or prevent their symptoms. Patients with food allergies are typically counseled to practice strict dietary avoidance. When accidental exposure to food allergens invokes a serious allergic reaction, rescue therapies, such as antihistamines or injectable epinephrine, are the only recourse available. Our therapeutic approach, which we refer to as Characterized Oral Desensitization ImmunoTherapy, or CODITTM, is designed to desensitize patients to food allergens and thereby reduce the risk of having an allergic reaction upon accidental exposure or reduce symptom severity should an allergic reaction occur. CODIT is intended to reduce meaningfully the burden and anxiety experienced by food-allergic patients and their families.

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

In December 2017, we completed enrollment of 388 eligible patients who had completed PALISADE into a related open-label roll-over trial, which we refer to as the ARC004 trial. A data cut from the ongoing ARC004 trial will be available in the fourth quarter of 2018 to support the BLA submission.

In January 2018, we completed enrollment of 506 patients in our real-world experience safety trial of AR101 in the United States and Canada in patients ages 4-17, which we refer to as the RAMSES (Real-World AR101 Market-Supporting Experience Study in Peanut Allergic Children Ages 4-17 Years) trial. In September 2018, the RAMSES study completed. The safety profile demonstrated in RAMSES was consistent with the safety profile of AR101 observed in PALISADE. In RAMSES, approximately 80% of subjects treated with AR101 completed the study, which is consistent with the previously reported completion rate from PALISADE. There were no serious adverse events related to treatment with AR101 in the RAMSES study.

In February 2018, we completed enrollment of 175 patients in our European Phase 3 efficacy trial designed with a higher efficacy bar of tolerating 1,000 mg of peanut protein in an exit food-challenge without anything more than mild, transient symptoms, which we refer to as the ARTEMIS (AR101 Trial in Europe Measuring Oral Immunotherapy Success) trial. We expect data from the ARTEMIS trial in the first quarter of 2019.

We expect to submit a Biologics License Application, or BLA, in the United States in December 2018 and a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in the first half of 2019. If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 in the United States in the second half of 2019.

We maintain worldwide commercial rights to all of our product candidates, including AR101 and, if approved, currently intend to commercialize in the United States and Europe by developing a specialty sales force targeting a subset of approximately 5,000 practicing allergists in the United States and allergy-focused clinicians in major European markets.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our lead CODIT product candidate, AR101. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $51.7 million and $153.8 million for the quarter and nine months ended September 30, 2018, respectively and used $117.6 million of cash in operations for the nine months ended September 30, 2018. As of September 30, 2018, our accumulated deficit was $419.2 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize AR101, and as we develop other product candidates.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for, and begin to commercialize one or more of our product candidates, which we expect will take at least until the second half of 2019 and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

We currently utilize contract manufacturers for all of our manufacturing activities. In June 2015, we entered into a lease for a manufacturing facility in Clearwater, Florida. In June 2017, we completed construction of the manufacturing facility within the leased building, which we intend to handle full-scale cGMP (current Good Manufacturing Practices) commercial production of AR101, if approved, and supply future clinical trials of AR101. We anticipate that this manufacturing facility will be operational in December of 2018. We plan to continue to rely on the contract manufacturer that is located at the same site to manage the operations of this new manufacturing facility. Additionally, we currently utilize specialized clinical vendors, clinical trial sites, consultants, and clinical research organizations, or CROs, to ensure the proper and timely conduct of our clinical trials, and we do not yet have a sales organization. We expect to significantly increase our investment in our manufacturing process and commercial organization as we prepare for the filing of a BLA with the FDA and a MAA with the EMA and prepare for a possible commercial launch of AR101.

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

General and Administrative Expenses

General and administrative expenses include employee-related costs, stock-based compensation expense, external professional services expenses, and facilities and other costs. Employee-related costs include salaries, bonuses, severance and benefits for personnel in our general and administrative functions, including medical affairs. Stock-based compensation expense is expense associated with our equity plans for awards to personnel in our general and administrative functions. External professional services expenses consist of legal, accounting, and audit services, certain medical affairs related-expenses and other consulting fees. Facilities and other costs consist of allocable expenses, including facilities-related rent and depreciation, from our facilities and information technology departments, which are allocated between research and development and general and administrative functions based on headcount.

Results of Operations

Comparison of the Quarters Ended September 30, 2018 and 2017

	Quarter Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$31,691	$21,063	$10,628	50%
General and administrative	21,285	11,226	10,059	90%
Total operating expenses	52,976	32,289	20,687	64%
Loss from operations	(52,976)	(32,289)	(20,687)	64%
Interest income, net	1,303	497	806	162%
Loss before provision for income taxes	(51,673)	(31,792)	(19,881)	63%
Provision for income taxes	29	—	29	—
Net loss	$(51,702)	$(31,792)	$(19,910)	63%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the quarters ended September 30, 2018 and 2017:

	Quarter Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands)
External clinical-related expenses	$19,918	$13,881	$6,037	43%
Employee-related costs	7,037	4,508	2,529	56%
Stock-based compensation expense	2,406	1,305	1,101	84%
Facilities and other costs	2,330	1,369	961	70%
Total research and development expenses	$31,691	$21,063	$10,628	50%

Research and development expenses increased by $10.6 million for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, primarily due to increased external clinical-related expenses, employee-related costs, stock-based compensation expense, and facilities and other costs. External clinical-related costs increased primarily due to the progression of certain AR101 clinical trials, including RAMSES, ARC008, ARC009, ARTEMIS and ARC011, and higher contract manufacturing costs to support clinical development and regulatory activities. Employee-related costs and stock-based compensation expense increased primarily due to increased headcount to support continued development of AR101. Facilities and other costs increased primarily due to the allocation of higher facilities and information technology costs, which are allocable from general and administrative to research and development expenses based on headcount.

We expect research and development expenses to continue to increase in the near-term as our clinical trials related to the AR101 development program progress and as we develop additional CODIT product candidates, including for the treatment of egg allergy and walnut allergy.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the quarters ended September 30, 2018 and 2017:

	Quarter Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands)
Employee-related costs	$6,623	$3,578	$3,045	85%
Stock-based compensation expense	5,976	2,774	3,202	115%
External professional services	8,481	4,459	4,022	90%
Facilities and other costs	205	415	(210)	(51)%
Total general and administrative expenses	$21,285	$11,226	$10,059	90%

General and administrative expenses increased by $10.1 million for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, primarily due to increased external professional services costs, stock-based compensation expense and employee-related costs. External professional services increased primarily due to consulting services for commercial planning, medical education and grants, and support for AR101. Stock-based compensation expense increased primarily due to the January 2018 issuance of restricted common stock in connection with the expansion and extension of our long-term commercial supply agreement with Golden Peanut Company, or GPC, and modification of certain executives’ stock options resulting from their planned separation. Employee-related costs increased primarily due to increased headcount and severance costs related to the planned separation of certain executives. The increased headcount was for additional administrative support for the continued buildout of our infrastructure to support the potential commercialization of AR101, including the establishment of key commercial functions such as marketing, market access and medical affairs.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure, including the hiring of additional personnel, incur expenses related to commercial planning for AR101 and recognize expenses in connection with the vesting of the restricted common stock issued to GPC.

Interest Income, net

Interest income, net, increased by $0.8 million for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, primarily due to higher average cash, cash equivalents, and investment balances, as well as higher average return on our investments during the period.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$100,391	$60,671	$39,720	65%
General and administrative	56,517	30,963	25,554	83%
Total operating expenses	156,908	91,634	65,274	71%
Loss from operations	(156,908)	(91,634)	(65,274)	71%
Interest income, net	3,233	1,475	1,758	119%
Loss before provision for income taxes	(153,675)	(90,159)	(63,516)	70%
Provision for income taxes	79	—	79	—
Net loss	$(153,754)	$(90,159)	$(63,595)	71%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands)
External clinical-related expenses	$65,197	$43,018	$22,179	52%
Employee-related costs	20,943	10,894	10,049	92%
Stock-based compensation expense	7,376	3,482	3,894	112%
Facilities and other costs	6,875	3,277	3,598	110%
Total research and development expenses	$100,391	$60,671	$39,720	65%

Research and development expenses increased by $39.7 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to increased external clinical-related expenses, employee-related costs, stock-based compensation expense, and facilities and other costs. External clinical-related costs increased primarily due to the progression of certain AR101 clinical trials, including RAMSES, ARC008, ARC009, ARTEMIS and ARC011, and higher contract manufacturing costs to support clinical development and regulatory activities. Employee-related costs and stock-based compensation expense increased primarily due to increased headcount to support continued development of AR101. Facilities and other costs increased primarily due to the allocation of higher facilities and information technology costs, which are allocable from general and administrative to research and development expenses based on headcount.

We expect research and development expenses to continue to increase in the near-term as our clinical trials related to the AR101 development program progress and as we develop additional CODIT product candidates, including for the treatment of egg allergy and walnut allergy.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands)
Employee-related costs	$16,118	$9,712	$6,406	66%
Stock-based compensation expense	17,287	8,389	8,898	106%
External professional services	22,468	11,527	10,941	95%
Facilities and other costs	644	1,335	(691)	(52)%
Total general and administrative expenses	$56,517	$30,963	$25,554	83%

General and administrative expenses increased by $25.6 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to increased external professional services costs, stock-based compensation expense and employee-related costs. External professional services increased primarily due to consulting services for commercial planning, medical education and grants, and support for AR101. Stock-based compensation expense increased primarily due to the January 2018 issuance of restricted common stock in connection with the expansion and extension of our long-term commercial supply agreement with GPC and modification of certain executives’ stock options resulting from their planned separation. Employee-related costs increased primarily due to increased headcount and severance costs related to the planned separation of certain executives. The increased headcount was for additional administrative support for the continued buildout of our infrastructure to support the potential commercialization of AR101, including the establishment of key commercial functions such as marketing, market access and medical affairs.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure, including the hiring of additional personnel, incur expenses related to commercial planning for AR101 and recognize expenses in connection with the vesting of the restricted common stock issued to GPC.

Interest Income, net

Interest income, net, increased by $1.8 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to higher average cash, cash equivalents, and investment balances, as well as higher average return on our investments during the period.

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and investments of $255.2 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory approval in the United States for AR101, our lead CODITTM product candidate.

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

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for, and begin to commercialize one or more of our product candidates, which is subject to significant uncertainty. If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 in the second half of 2019. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

•

the time and cost necessary to complete our roll-over study related to our PALISADE trial (ARC004), our ARTEMIS trials our roll-over study related to RAMSES and ARTEMIS (ARC008), as well as the time and costs associated with the other planned development activities for AR101, including the initiation and operation of ARC005, ARC009 and ARC011;

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for AR101 or any future product candidate;
•	our research and development activities; or
•	our establishment of commercial capabilities or other activities that may be necessary to commercialize AR101 or any future product candidate.

Cash Flows

	Nine Months Ended September 30,
	2018	2017	$ Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(117,578)	$(67,678)	$(49,900)
Investing activities	(75,687)	14,537	(90,224)
Financing activities	198,198	2,952	195,246
Net change in cash and cash equivalents	$4,933	$(50,189)	$55,122

Net Cash Used In Operating Activities

Net cash used in operating activities was $117.6 million for the nine months ended September 30, 2018, an increase of $49.9 million from $67.7 million for the nine months ended September 30, 2017. This increase was primarily due to higher net loss from operations resulting from increased research and development and general and administrative expenses.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities was $75.7 million for the nine months ended September 30, 2018, a decrease of $90.2 million from net cash provided by investing activities of $14.5 million for the nine months ended September 30, 2017. The decrease was primarily due to purchases of investments and property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $198.2 million for the nine months ended September 30, 2018, an increase of $195.2 million from $3.0 million for the nine months ended September 30, 2017. The increase was due to 6,325,000 shares issued and sold during our public offering in February 2018 and an increase in the number of stock options exercised by employees.

As of September 30, 2018, we had cash, cash equivalents and investments of $255.2 million.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

During the third quarter of 2018, we implemented a new enterprise resource planning (“ERP”) system. The new ERP system was designed and implemented, in part, to enhance the overall system of internal controls over financial reporting through further automation and integration of business processes. In connection with the ERP implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes.

Other than the ERP implementation, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, therapeutic approach and our lead product candidate, AR101, which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $153.8 million for the nine months ended September 30, 2018, and $131.3 million, $80.8 million, and $35.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. At September 30, 2018, our accumulated deficit was $419.2 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize AR101, and as we develop other product candidates. Even if AR101 is approved and we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our CODIT therapeutic approach and AR101. At September 30, 2018, we had capital resources consisting of cash, cash equivalents and investments of $255.2 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval for and prepare for the commercialization of AR101, and as we develop other product candidates.

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

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory approval in the United States for AR101, our lead CODITTM product candidate. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates including possible future revenue streams. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

•

the time and cost necessary to complete our roll-over study related to our PALISADE trial (ARC004), our ARTEMIS trial, our roll-over study related to RAMSES and ARTEMIS (ARC008), as well as the time and costs associated with the other planned development activities for AR101, including the initiation and operation of ARC005, ARC009 and ARC011;

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

As a result, our prospects, including our ability to finance our operations and generate revenue, will depend largely on the successful development, regulatory approval and commercialization of AR101. If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 in the United States in the second half of 2019. The clinical and commercial success of AR101 will depend on a number of factors, many of which are out of our control, including the following:

•	the results from our ongoing and planned clinical trials, including ARC004 and ARTEMIS, as well as ARC005, ARC008, ARC009 and ARC011;
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

The positive top-line results generated in PALISADE and RAMSES, as well as our prior clinical trials, do not ensure that our ARTEMIS trial will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or commercial acceptance for our product candidates in the indications that we are seeking or at all. For example, while the majority of adults who completed the PALISADE study in the AR101 arm successfully tolerated the 600 mg dosage (85%), the percentage of dropouts in the 18-49 age range was substantially higher than in our 4-17 year old study population thereby reducing the number of our ITT population in the 18-49 year old age range who successfully completed the DBPCFC. As a result, in the exploratory subpopulation ages 18-49, the ITT analysis did not show statistical significance at the 600 mg dose level.

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

If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 in the United States in the second half of 2019. If we do not receive marketing approval for AR101 or are otherwise not successful in commercializing AR101, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations. We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize AR101.

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

The pharmaceutical market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. In particular, we compete in the segments of the pharmaceutical, biotechnology and other related markets that address the treatment of food allergies. As a result, we may face competition from many pharmaceutical and biotechnology companies, with considerably more resources and experience than we have, that are researching and selling products designed to treat food allergies or allergies in general. For example, in October 2017, DBV Technologies S.A. announced results from its completed Phase 3 clinical trial evaluating Viaskin Peanut in peanut-allergic patients (4 to 11 years of age) and, notwithstanding the failure to achieve the primary endpoint, in October 2018 it submitted a BLA and could potentially receive regulatory approval before AR101. Many of our competitors have materially greater financial, manufacturing, marketing, research and drug development resources than we do. Large pharmaceutical and biotechnology companies in particular have extensive expertise in nonclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Failure to effectively compete against additional products approved for the treatment of peanut allergy could harm our business and results of operations.

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

We currently have no commercial field organization or distribution network, and we recently deployed medical science liaison personnel. If we are unable to establish a commercial field organization and a distribution network on our own or through third parties, we may not be able to market, sell and distribute AR101, if approved, or any additional product candidates or generate product revenue.

If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 in the United States in the second half of 2019. We currently do not have a commercial field organization. In order to commercialize AR101, we will need to build our marketing, commercial field, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If AR101 receives regulatory approval, we expect to establish a specialty commercial field organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming.

We began deployment of our medical science liaison, or MSL, organization in the third quarter of 2018.  The MSL team is a field-based part of our medical affairs group.  The role of MSLs is to serve as a liaison to members of the medical, scientific and patient advocate communities and to provide scientific expertise and clinical insights from health care practitioners to internal colleagues.  The activities of MSLs are subject to extensive statutory and regulatory requirements and enforcement in the U.S. by the federal government and the states and outside the United States by the governments of the countries where we deploy MSLs.  Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our MSL activities could be subject to challenge under one or more of such laws or regulations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to market our products and adversely impact our financial results.

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

As of September 30, 2018, we had 203 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize AR101 or any additional product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We implemented an enterprise resource planning, or ERP, system for our company during the third quarter of 2018. Our ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, our ERP system will require us to complete many processes and procedures for the effective use of the system and to run our business using the system. As a result, we expect to incur substantial costs in order to utilize the system going forward. Additionally, in the future, we may be limited in our ability to convert any business that we acquire to the ERP. Any disruptions or difficulties in implementing or using our ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

If we are not successful in identifying, acquiring or commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of AR101, an important element of our strategy is to expand our product portfolio by identifying, developing and commercializing additional therapies including therapies using our CODIT therapeutic approach, including product candidates for the treatment of egg allergy and walnut allergy. A key component of our CODIT approach is utilizing defined dosages of well-characterized food proteins in order to allow for gradual updosing. This requires manufacturing stable and standardized drug product, which, for naturally occurring food based drug products, can be complex and difficult especially in low doses. Other than AR101, none of our product candidates have been tested in human clinical trials. In addition, we intend to evaluate third-party product candidates and technologies for the treatment of food allergies. Our efforts to develop, acquire or in-license product candidates may be unsuccessful for many reasons, including:

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

In October 2017, we entered into a clinical collaboration agreement with Regeneron Ireland Unlimited Company and Sanofi Biotechnology SAS to study AR101 with adjunctive dupilumab in peanut-allergic patients in a Phase 2 trial sponsored by Regeneron, which was initiated in October 2018. In the future we may seek additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of AR101 and other product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. We face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may also not be successful in our efforts to establish and implement collaborations or other alternative arrangements that we have entered into or that we may choose to enter into in the future. The terms of any such collaborations or other arrangements may also not be favorable to us.

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

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a more generally territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could have a materially adverse impact on our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The regulatory environment surrounding information security, confidentiality and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws, including the U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and non-U.S. regulations, including the European General Data Protection Regulation, or GDPR, governing the protection of personal and confidential information. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition to the development of AR101, we are pursuing development of our additional product candidates. Our current development programs for such additional product candidates are in the pre-clinical formulation and process development phase and may not result in product candidates we can advance to the clinical development phase. None of our other potential product candidates have commenced clinical trials, and there are a number of FDA and foreign regulatory requirements that we must satisfy before we can commence these clinical trials. Satisfaction of these requirements will entail substantial time, effort and financial resources, and we may never satisfy these requirements. We are conducting and expect to continue to conduct activities to support filing of an IND for a product candidate for the treatment of egg allergy and the filing of an IND for a product candidate for the treatment of walnut allergy. Any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of AR101, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. Even if we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or the foreign regulatory authorities.

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

In addition, the full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is currently unknown and may adversely affect our business model. In the United States, the Affordable Care Act was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The Affordable Care Act, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations and established annual fees and taxes on manufacturers of certain branded prescription drugs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken, as well as the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has also been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. Though we currently own three issued patents in the United States covering certain of our manufacturing methods and the formulation for AR101, we do not anticipate that we will be able to obtain a composition of matter patent over the active pharmaceutical ingredient in AR101 or for any other product candidates that are based on widely or readily available food products. We have filed additional patent applications that relate to the manufacture, formulation, and other aspects of AR101 and certain of our other product candidates. We cannot assure our stockholders that these applications will result in any additional issued patents in the U.S. or foreign countries. Even if any such additional patents issue, we cannot assure our stockholders that they or any other patents we obtain will include any claims with a scope sufficient to protect AR101 or any other additional product candidate or otherwise provide us with meaningful protection or competitive advantage.

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
•

announcements concerning our competitors or the pharmaceutical industry in general, including in respect of the announcement by DBV of its Phase 3 clinical trial results in October 2017 and its filing of a BLA in October 2018;

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

As of September 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 55% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Aimmune Therapeutics, Inc.

Date: November 8, 2018	By:	/s/ Jayson Dallas
Jayson Dallas, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Aimmune Therapeutics, Inc.

Date: November 8, 2018	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(Principal Financial and Accounting Officer)