Form 10-K
period 2018-12-31
Aimmune Therapeutics, Inc.
filed 2019-02-28
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price of shares of common stock on The Nasdaq Stock Market on June 30, 2018 was $1,163,912,244.

The number of shares of Registrant’s Common Stock outstanding as of February 15, 2019 was  62,186,194.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders, scheduled to be held on May 23, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.  The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2018.

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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

Trademarks

This Annual Report on Form 10-K includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report on Form 10-K are the property of their respective owners.

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

Our lead CODIT product candidate, AR101, is an investigational biologic for the treatment of patients with peanut allergy, which affects approximately three million patients in the United States and three million patients in Europe. AR101 has received Fast Track and Breakthrough Therapy designations for the treatment of patients 4-17 years of age from the United States Food and Drug Administration, or FDA. We submitted a Biologics License Application, or BLA, for AR101 to the FDA in December 2018. The FDA initiated review of the BLA for AR101 in January 2019, and we expect that the FDA will determine whether the BLA has been accepted for filing by the end of March 2019. The FDA has made an initial determination that AR101, as an allergenic product candidate, is exempt from the Prescription Drug User Fee Act, as amended, or PDUFA. We are not aware of any instances in which the BLA for a product candidate that has been granted Breakthrough Therapy designation was reviewed by the FDA pursuant to processes and timelines not governed by PDUFA, and, as a result, there is uncertainty as to whether the AR101 BLA will receive an expedited review typically granted to product candidates with such designation. However, we believe the FDA has had policies that pre-date and post-date PDUFA that would allow for expedited review of PDUFA-exempt applications, and we are currently engaged in discussions with the FDA regarding the review timeline for the AR101 BLA. If the Breakthrough Therapy designation for AR101 does not result in an expedited review of the BLA for AR101, the BLA will likely be reviewed under a twelve-month target review period applicable to PDUFA-exempt applications as measured from the January 2019 start date.

Our initial target patient population for AR101 is children and adolescents in the 4-17 age group with a diagnosed peanut allergy, which we estimate applied to approximately 1.6 million patients in the United States alone during 2018. We expect to submit a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in the first half of 2019. We maintain worldwide commercial rights to all of our product candidates, including AR101 and, if approved, currently intend to commercialize in the United States and Europe by developing a specialty sales force targeting practicing allergists in the United States and allergy-focused clinicians in major European markets.

We are in the process of developing formulations for additional CODIT product candidates beyond peanut allergy and have formulation and manufacturing activities ongoing for a product candidate designed to treat egg allergy, AR201. We are also exploring a product candidate designed to treat multi-nut allergy, including walnut allergy. Review of our investigational new drug application, or IND, for AR201 was completed by the FDA in February 2019. As such, we have been cleared to advance AR201 into a Phase 2 clinical trial, which we expect to commence in mid-2019. In addition, we are also conducting research and development activities for potential CODIT product candidates targeting other food allergies, including cow’s milk allergy.

Our Strategy

Our goal is to build a biopharmaceutical company that develops and commercializes proprietary therapies to improve the lives of food-allergic patients and their families. We intend to achieve this goal by pursuing the following key strategic objectives:

•

Complete development and obtain approval of AR101 in the United States and Europe for the treatment of peanut allergy: We submitted the AR101 BLA in the United States in December 2018 and intend to file a  MAA, for AR101 in the European Union in the first half of 2019.

•

Commercialize AR101 in the United States and Europe through our own specialty field force: We own worldwide commercial rights to our product candidates. If AR101 is approved for the treatment of peanut allergy, we intend to commercialize it by developing a specialty field force targeting a subset of the approximately 5,000 practicing allergists in the United States as well as allergy-focused clinicians in the major European markets. We anticipate that this field force could also support the commercialization of additional CODIT product candidates, if approved.

•

Leverage the CODIT system to develop additional proprietary product candidates for the treatment of food allergies: Leveraging the expertise we have gained developing AR101, review of our IND application for a product candidate for the treatment of egg allergy, AR201, was completed by the FDA in February 2019. We expect to commence a randomized Phase 2 trial of AR201 in mid-2019.

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

Allergists have long used immunotherapy approaches to successfully treat patients with environmental allergies, and academic research supports the potential for extending immunotherapy approaches to treating patients with food allergy. Published studies have shown oral immunotherapy, or OIT, to be a potentially promising approach to desensitizing patients with peanut, milk, egg, tree nut and other food allergies. This approach involves gradual introduction of increasing amounts of food allergen by the oral route to reduce the immune response to that allergen, referred to as the dose escalation phase, and then daily ingestion of the target dose of allergen to continue immunomodulation at a fixed therapeutic dose. Historically, OIT has been practiced by a small number of allergists using their own “home-brew” allergen formulations and desensitization protocols; however, no OIT-based products have been approved for the treatment of food allergies to date thereby limiting the widespread adoption of this approach. With CODIT, we believe that we are the first company to undertake systematic and rigorous development of an OIT-based therapeutic approach to treat food allergies. We believe that our first product candidate developed with our CODIT approach, AR101 has the potential to fulfill the need for a consistent and scalable OIT-based approach to peanut allergy.

In December 2015, we initiated our Phase 3 PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults) clinical efficacy trial of AR101 in the United States, Canada and Europe. In the PALISADE trial, we measured subjects’ change in levels of sensitivity to peanut protein using a double-blind, placebo-controlled food challenge, or DBPCFC, at the beginning and the end of the approximately 12 month treatment period. A DBPCFC is generally considered the “gold standard” method of measuring a patient’s sensitivity to peanuts or other foods. During the DBPCFC, subjects consume increasing amounts of a peanut protein until either the test is naturally concluded or until a dose-limiting reaction, typically moderate or severe, occurs at which point the subject is not permitted to proceed to the next step in the challenge and the test is halted. Patient demographics were generally balanced among patients ages 4-17 enrolled in the AR101 treatment arm as compared to those from the same age group enrolled in the placebo treatment arm. The primary endpoint in PALISADE was different in the U.S. and European portions of the trial.

We completed global enrollment of 554 patients between the ages 4 and 49 in November 2016 and we completed the study in December 2017. Efficacy results for the Intent-to-Treat, or ITT, group and for patients ages 4-17 who completed the AR101 treatment arm of the study, or Completers, are summarized in the charts below:

A total of 496 patients ages 4–17, from both arms (372 AR101 and 124 placebo), were evaluable for safety. There were no deaths or suspected, unexpected serious adverse reactions. In both arms, the incidence of serious adverse events, or SAEs was low. An SAE is an adverse event that results in significant medical consequences, such as hospitalization, disability or death, and must be reported to the FDA. A total of 10 patients ages 4-17 experienced SAEs, none of which were considered life-threatening: nine of these patients were in the AR101 arm (2.4%) and one was in the placebo arm (0.8%). Of the nine AR101-treated patients ages 4-17 that experienced an SAE, five patients experienced mild or moderate SAEs. The other four AR101-treated patients experienced severe SAEs, which, for two of these patients, were not related to treatment (a concussion and a viral asthmatic exacerbation). Of the two AR101-treated patients ages 4-17 who experienced severe SAEs related to treatment, both of whom had elevated baseline peanut-specific IgE levels greater than 100 kU/L, one experienced anaphylaxis and the other experienced wheezing on the first day of treatment. Both of these patients discontinued from the study. Of patients ages 4-17, 12.4% of patients from the AR101 treatment arm and 2.4% of patients from the placebo-treatment arm discontinued due to investigator-reported adverse events.

In December 2017, we completed enrollment of 388 eligible patients who had completed the PALISADE trial into a related open-label roll-over trial, ARC004, which is ongoing  In January 2018, we completed enrollment of 506 patients in our RAMSES (Real-World AR101 Market-Supporting Experience Study in Peanut Allergic Children Ages 4-17 Years) clinical trial.  In November 2018, we announced positive topline results from the RAMSES trial, which demonstrated that the safety profile was consistent with the safety profile of AR101 observed in PALISADE.

The safety summary for patients treated with AR101 in a controlled setting, the Controlled Population, submitted with the AR101 BLA included data on 709 patients treated with AR101 and 292 patients treated with placebo in clinical trials ARC003 (PALISADE), and ARC007 (RAMSES), as of the data cut-off date of July 15, 2018.

In February 2018, we completed enrollment of 175 patients in our European Phase 3 efficacy trial designed with a higher efficacy bar of tolerating 1,000 mg of peanut protein in an exit food-challenge without anything more than mild, transient symptoms, which we refer to as the ARTEMIS (AR101 Trial in Europe Measuring Oral Immunotherapy Success) trial. Treatment of all patients in this trail is now complete and we expect to report preliminary summary data from the trial in the first half of 2019.

In Europe, we expect that data from PALISADE, ARC004 and ARTEMIS will form the basis for the MAA for AR101 filing, expected to be filed with the EMA in the first half of 2019.

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

Peanut is the most common type of food allergy. Among children with food allergies in the United States, approximately 25% are allergic to peanuts, with other common food allergies being milk (21%), shellfish (17%), tree nut (13%, of which walnut represents 40%)) and egg (10%). We estimate that there are approximately three million people in the United States and three million people in Europe with peanut allergy, including over three million children. The prevalence of peanut allergy in children in the United States is estimated to have increased at a constant annual growth rate of approximately 10% between 1997 and 2008, and experts believe it has continued to rise since 2008.

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

The development and progression of food allergies is highly variable. It is unknown why some people develop food allergies while others do not. For certain types of allergies, such as milk and egg, patients may outgrow their allergies, but for others, such as peanuts, tree nuts, and shellfish, most patients remain allergic for life. In addition, a person’s sensitivity appears to vary over time based on a range of factors. It is not unusual for a person’s first allergic reaction to be mild and their second allergic reaction to be severe or life-threatening.

Challenges in the Current Treatment and Management of Food Allergies

There are currently no approved medical therapies to cure food allergies or prevent their symptoms. The most common practices are strict avoidance of food allergens and emergency treatment of allergy symptoms in the event of an accidental exposure. These options have substantial limitations, and the burdens of practicing avoidance and stress caused by the limited availability of effective treatment options for accidental exposure can have a substantial negative impact on the quality of life of food-allergic patients and their families. For example, food-allergic patients and their caregivers often have difficulties managing their social and day-to-day lives and live with an ongoing fear of accidental exposure and anaphylaxis. One study found that children with peanut allergy reported a poorer quality of life than children with insulin-dependent diabetes mellitus. A separate study found that the parents of peanut-allergic children reported more disruption in their family’s lives than the parents of children with rheumatological disease.

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
•

Oral Immunotherapy: Involves the administration of increasing doses of a food-based product on a daily basis over a period of months. This approach has the potential to produce a high degree of desensitization, but adoption has been hampered by lack of standardization for products and protocols.

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

In oral desensitization, the step-wise increasing of doses of an allergen, starting with very low levels of such allergen that are generally insufficient to trigger a large IgE-mediated allergic reaction, has been shown over time to induce regulatory T-cells. These regulatory T-cells dampen the Th2 immune response. At the same time, the increasing levels of allergen exposure induce B-cells to produce IgG4 antibodies, which compete with IgE antibodies to bind with the allergen, thereby decreasing allergen-induced mast cell degranulation. Ultimately, these immunomodulatory T-cell and B-cell responses result in a decreased clinical response to allergen exposure. To realize the full potential of OIT, patients may need to stay on therapy for several years.

Oral Desensitization in Practice

In an OIT treatment regimen, the initial administration of a particular dose of the food allergen will typically be provided in an allergist’s office and the subsequent administrations will be done at home. The highest level of dosing administration will vary depending on the patient and the protocol, but generally the goal is to achieve desensitization to a level of food allergen greater than the amount a patient might be exposed to in an accidental exposure. Once the highest dosing level is attained, the patient will continue to be administered a fixed dose on a regular basis. Over time, this regular administration has been shown to result in the patient being able to tolerate an amount of food substantially greater than the fixed dose.

Prior to the development of AR101, numerous clinical trials at leading academic research centers had shown that OIT can desensitize patients to a range of food allergies, including peanut, egg, tree nuts and milk. While OIT generally does not cure a patient of his or her allergy, it can provide protection from food allergens at a level that exceeds the amount typically encountered in an accidental exposure. For many patients, this protection meaningfully decreases their stress and anxiety and enables them to lead a more normal life. However, while OIT has been observed to protect patients from allergic reactions in clinical trials, it has not yet been widely adopted and is currently available only from a limited number of academic research centers and specialized allergy clinics. In addition, because no OIT protocol or product has been validated in a large-scale clinical trial or approved by the FDA, the treatment regimen and food source used in OIT treatment is determined by the allergist based on their experience and review of the scientific literature, which can lead to varying results. While studies have shown that most patients tolerate OIT well, the incidence of severe adverse events associated with OIT treatment has historically been high enough to raise concerns in the medical community that it is not safe enough to be a standard part of an allergist’s practice. We believe these safety concerns along with complexity and lack of standardization have limited the adoption of OIT by community-based allergists.

Our Solution

Our CODIT approach for the treatment of food allergies leverages and improves upon the extensive independent scientific research supporting OIT. Based on our clinical development to date, including our Phase 3 PALISADE trial of our lead CODIT product candidate, AR101, we believe that our CODIT approach has the potential to be widely adopted by allergists and to appeal to patients and parents as a result of the following key anticipated attributes:

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

•

Well-Defined Treatment Regimens to Support Safety and Efficacy: We expect each CODIT product candidate to feature clearly defined clinical protocols with gradual dose escalation and practical fixed therapeutic dosing regimens designed to enhance safety, tolerability and efficacy. We intend to demonstrate the safety and efficacy of each CODIT product candidate in large scale, well-controlled clinical trials.

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

We believe AR101, if approved, will provide allergists with a safe and practical means of providing oral desensitization treatment to their patients with peanut allergy. AR101 is designed to be taken orally once daily after having been mixed with a common age-appropriate food. As with OIT, patients would start with a very low dose of AR101 and gradually increase their dose over time. The initial assessment of patients and each initial increase in dosage would occur at an allergist’s office. Based on our existing clinical data, we anticipate it will take patients approximately six months to reach a daily dose level of 300 mg of peanut protein. Patients would then continue on a daily 300 mg fixed dose, or the Therapeutic Dose. Based on independent scientific research, we anticipate that with continued therapeutic dosing, patients’ level of desensitization will increase over time. In order to maintain desensitization, patients would need to continue to take a daily Therapeutic Dose; however, based on experience with OIT, we do not believe that the occasional failure to take the Therapeutic Dose will significantly affect desensitization.

Our dose escalation and therapeutic dosing regimens are set forth below:

For patients in the dose escalation phase of the AR101 treatment regimen, AR101 would be provided in a series of color coded pharmaceutical grade capsules of various dose levels. These capsules can be easily opened and emptied, with the contents then mixed with food. For patients who have reached the 300 mg Therapeutic Dose level, AR101 would be provided in an easy to open-and-empty sachet.

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

•

Potential for Clinically Meaningful and Reliable Desensitization: Based on the results of our clinical trials of AR101, we believe that patients who successfully complete the AR101 dose escalation regimen will be desensitized to a level of peanut protein that substantially exceeds the amount typically found in a peanut-contaminated food product, which we believe ranges from as little as a fraction of a peanut to as much as a single peanut (which typically contains between 250 mg and 300 mg of peanut protein). In addition, even if such patients have an allergic reaction, based on the results of our clinical trials of AR101, treatment with AR101 is associated with fewer and less severe reactions to accidental peanut exposures as well as increases in the amount of peanut tolerated with additional time on the AR101 300mg daily dose. Our clinical trials of AR101 and independent scientific research have indicated that clinically meaningful desensitization can be attained through an OIT treatment regimen, independent of sex, age and other demographics.

•

Potential for Rapid and Predictable Onset of Action: In our Phase 2 and Phase 3 clinical trials of AR101, a clinically meaningful level of protection was achieved by most patients in the AR101 treatment group after as few as 22 weeks of dosing. Independent scientific research has also shown that continued maintenance dosing pursuant to an OIT treatment regimen can confer increased protection over time.

•

Attractive Safety Profile Observed in Clinical Trials: In our Phase 2 and Phase 3 clinical trials of AR101, most patients experienced only mild, intermittent side effects commonly associated with food allergies during the dose escalation phase of treatment. The most frequent of these side effects included gastrointestinal symptoms ranging from itching of the lips to vomiting, hives, throat itching or discomfort, and nasal congestion. We believe that many of these side effects are associated with the increases in dosage amounts during the initial dose escalation phase of the treatment regimen. Once patients are desensitized and on Therapeutic Dose, we believe that they are likely to experience fewer side effects. This is especially believed to be true after the first approximately one year on therapy during which levels of psIgE tend to be elevated (the HIgE phase).

•

Convenient Oral Administration: AR101 is designed to be provided to patients as a convenient, orally administered, once daily therapy that is mixed with common age-appropriate foods. Compared to subcutaneous, epicutaneous or sublingual administration, we believe our CODIT approach represents a more convenient and practical method of dosing, particularly in young patients.

•

Direct, Targeted Route of Administration: Oral administration of AR101 is designed to enable the allergen to interact directly with immune cells in the gastrointestinal tract responsible for mediating the allergic reaction to peanuts. Oral desensitization is believed to work by gradually shifting the balance of the immune system to dampen the allergic response in the case of accidental exposure.

•

Compatibility with Current Clinical Practice and Infrastructure: The AR101 dose escalation regimen involves a series of visits to an allergist. This process is similar in many ways to existing regimens for the treatment of non-food allergies, such as pollen and pet dander, which we believe will facilitate adoption by allergists and reimbursement by payors if AR101 is approved.

•	CODIT Support Services: We intend to provide physician education, patient guidance and other support services to facilitate the administration of AR101, if approved.

AR101 Clinical Development Program

Our development of AR101 leveraged the substantial pre-existing independent scientific research on peanut allergy and OIT. In connection with our IND submission, we licensed data from studies conducted at three leading academic research institutions that demonstrated the potential of using OIT to desensitize peanut allergic patients. We have also leveraged academic studies that have shown that the daily administration of a relatively low Therapeutic Dose can enable patients to attain and sustain a significant degree of desensitization.

Our clinical trial designs were developed following a review of the academic study protocols described above as well as protocols used in clinical practice. Many of the protocols used in clinical practice have maximum dose levels of several thousand milligrams of peanut protein and use aggressive dose-escalation rates to reach the maximum dose levels quickly. We believe that, as a result, patients under these protocols sometimes receive too much peanut protein too soon and consequently suffer anaphylaxis, contributing to the perception that OIT is not safe. In designing our clinical trials, we incorporated low initial dose levels, a gradual escalation of the dosing and much lower Therapeutic Dose levels. We believe this approach provides for an improved protocol and has the potential to enable patients to safely attain a clinically significant level of desensitization in a reasonable time frame.

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

AR101 Phase 3 Development Program

We have developed AR101 in close consultation with the FDA and European regulatory authorities, including the EMA. In September 2014, the FDA granted AR101 Fast-Track designation for OIT of peanut sensitive adults and children and in June 2015, the FDA granted AR101 Breakthrough Therapy designation for OIT of peanut sensitive children and adolescents (ages 4 - 17). Sponsors of products under development with a Fast-Track designation or Breakthrough Therapy designation may have greater interactions with the FDA, including the involvement of more senior staff members, among other benefits intended to expedite the development and review of the product candidate. A product that receives these designations may be eligible for accelerated approval and priority review, if relevant criteria are met.  See “–Government Regulation—Government Regulation in the United States–Expedited Review and Approval Programs” and “Risk Factors—Risks Related to Our Business—The regulatory approval process is lengthy, time-consuming and inherently unpredictable, and we may experience significant delays in obtaining regulatory approval of AR101, which would delay the commercialization of AR101, adversely impact our ability to generate revenue, and harm our business and our results of operations.”

We have had ongoing communications and meetings with the FDA relating to the clinical development of AR101 and its manufacture, including our most recent pre-BLA meeting in September 2018. We have had several country level scientific advice meetings with European regulatory authorities and our Pediatric Investigation Plan, or PIP, for AR101 has been approved by the EMA.

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

Based on the feedback from the FDA relating to the description of results of the DBPCFC, we decided to report the single highest tolerated dose in the food challenge as an appropriate and clinically meaningful measure of the results. The primary endpoint in PALISADE was different in the U.S. and European portions of the trial. In the United States, the primary efficacy endpoint was the single highest tolerated dose of 600 mg, which corresponds to a cumulative amount of 1,043 mg of peanut protein. In addition, we were required to show superiority of AR101 over placebo with a 15% margin. In Europe, the primary efficacy endpoint was the single highest tolerated dose of 1,000 mg, which corresponds to a cumulative amount of 2,043 mg peanut protein, and we were not required to show superiority of AR101 over placebo with a 15% margin. Following discussions with the FDA and the EMA in the first half of 2017, we decided to conduct the primary efficacy analysis for the PALISADE trial in the 4-17 age group, in which we enrolled and treated 496 patients, or 90%, of the total number of patients enrolled in the PALISADE trial. We conducted separate analyses on the adults enrolled in the study

PALISADE Trial Results

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

In the PALISADE trial, patient demographics were generally balanced among patients ages 4-17 enrolled in the AR101 treatment arm as compared to patients ages 4-17 enrolled in the placebo treatment arm, as summarized in the baseline patient characteristic table below.

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

ARC004 Trial

In December 2016, we began enrolling eligible patients who had completed PALISADE into a related open-label roll-over trial, which we refer to as the ARC004 trial. The ARC004 trial is designed to test the durability of AR101 treatment response and dose forgiveness in a multi-arm design to inform the potential for reduced frequency of dosing during the continued immunomodulation phase of AR101 therapy. Patients who have completed PALISADE are provided the opportunity to roll over into the ARC004 trial. Patients who were in the AR101 treatment arm in PALISADE will continue to receive AR101 in ARC004. Patients who were in the placebo arm of PALISADE will undergo dose escalation with AR101 in ARC004 and then continue therapy at the daily Therapeutic Dose of AR101. Enrollment in ARC004 was completed in December 2017. In total, 388 of the 441 patients who completed PALISADE enrolled in the ARC004 trial.

RAMSES Trial

In May 2017, we began enrolling patients in our real-world experience safety trial of AR101 in the United States and Canada in patients ages 4-17, which we refer to as the RAMSES (Real-World AR101 Market-Supporting Experience Study in Peanut Allergic Children Ages 4-17 Years) trial.  We completed enrollment in the RAMSES trial in September 2018. The safety profile observed in RAMSES was consistent with the safety profile of AR101 observed in PALISADE. RAMSES was a randomized 2:1, double-blind, placebo-controlled trial that enrolled 506 patients in the U.S. and Canada. The RAMSES trial did not require an oral food challenge for entry. Instead, patients were selected based on stringent entry criteria, including a well-documented medical history of IgE-mediated reactions to peanut (including anaphylaxis), skin prick test reactivity, and assessment of peanut-specific IgE levels. The study monitored treatment-emergent adverse events during a six-month dose escalation period. Patients were then be followed in an open-label manner for at least six months on the daily Therapeutic Dose of AR101.

POSEIDON Trial

In December 2018, we initiated an international, randomized 2:1, double-blind, placebo-controlled Phase 3 trial to evaluate the efficacy and safety of AR101 in peanut-allergic children ages 1–3 years in five countries in North America and Europe, which we refer to as POSEIDON (Peanut Oral Immunotherapy Study of Early Intervention for Desensitization).

Controlled Population Safety Summary

The controlled population safety summary, submitted with our BLA for AR101 in December 2018 included data on 709 patients treated with AR101 and 292 patients treated with placebo in clinical trials ARC003 (PALISADE) and ARC007 (RAMSES) as of the data cut-off date of July 15, 2018.  Among these 709 patients, approximately 80% completed the dose escalation phase of the trial and 0.6% experienced anaphylaxis.  In addition, one patient (0.3%) experienced anaphylaxis during the Therapeutic Dose period of study ARC003. We have observed no cases of anaphylaxis following 52 weeks or more of treatment with AR101 at the Therapeutic Dose.  In addition, 0.4% of AR101-treated patients were diagnosed with eosinophilic esophagitis, or EOE.

In the controlled population, the majority of subjects who discontinued therapy did so during dose escalation (11.3%) compared all 300 mg/day dosing (1.3%). Among placebo-treated patients, 2.4% discontinued due to adverse events during dose escalation and none discontinued during the fixed-dosing part of the study The most common adverse events leading to discontinuation of study product during dose escalation were gastro-intestinal disorders (7.8%), respiratory, thoracic and mediastinal disorders, including throat irritation (2.5%), and immune system disorders (systemic allergic reactions, including anaphylaxis) (1.6%).

Treatment-emergent adverse events leading to discontinuation of study product are summarized by system organ class for the Controlled Population in the table below.

Treatment‑Emergent Adverse Events Leading to Discontinuation of Study Product by System Organ Class and Preferred Term (Controlled Population)

	Combined IDE and Dose Escalation		Study ARC003 300 mg/day
System Organ Class Preferred Term	AR101 (N = 709)	Placebo (N = 292)	AR101 (N = 310)	Placebo (N = 118)
Subjects with at least 1 adverse event	80 (11.3%)	7 (2.4%)	4 (1.3%)	0
Gastrointestinal disorders	55 (7.8%)	3 (1.0%)	0	0
Respiratory, thoracic, and mediastinal disorders	18 (2.5%)	3 (1.0%)	1 (0.3%)	0
Immune system disorders	11 (1.6%)	0	2 (0.6%)	0
Skin and subcutaneous tissue disorders	7 (1.0%)	2 (0.7%)	0	0
General disorders and administration site conditions	5 (0.7%)	0	1 (0.3%)	0
Infections and infestations	3 (0.4%)	0	1 (0.3%)	0
Nervous system disorders	3 (0.4%)	0	0	0
Psychiatric disorders	2 (0.3%)	1 (0.3%)	0	0
Eye disorders	1 (0.1%)	0	0	0
Injury, poisoning, and procedural complications	0	1 (0.3%)	0	0
Metabolism and nutrition disorders	1 (0.1%)	0	0	0
Neoplasms benign, malignant, and unspecified (including cysts and polyps)	1 (0.1%)	0	0	0
Vascular disorders	1 (0.1%)	0	0	0

At each level of summarization (any event, system organ class, and preferred term), subjects with more than 1 adverse event leading to discontinuation of study product were counted only once within each study period.

Initial Dose Escalation, or IDE.

In an exploratory analysis, 55 patients (41 AR101-treated and 14 placebo) between 18 and 49 years old were randomized into the study.  Twenty-one AR101-treated patients discontinued treatment, seven due to adverse events. Among adults who completed the study, 85% of AR101-treated patients and 15% of placebo-treated patients tolerated 600 mg in the exit food challenge. While the majority of adults who completed the PALISADE trial in the AR101 arm successfully tolerated the 600 mg dosage (85%), the percentage of dropouts in the 18-49 age range was substantially higher than in our 4-17 year old study population thereby reducing the number of our ITT population in the 18-49 year old age range who successfully completed the DBPCFC. As a result, in the exploratory subpopulation ages 18-49, the ITT analysis did not show statistical significance at the 600 mg dose level.

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

ARTEMIS Trial

In July 2017, we began enrolling patients in our European Phase 3 efficacy trial designed with a higher efficacy bar in the same age group, which we refer to as the ARTEMIS (AR101 Trial in Europe Measuring oral Immunotherapy Success) trial. ARTEMIS, a randomized 3:1, double-blind, placebo-controlled trial in peanut-allergic children and adolescents ages 4-17 in Europe, will explore protection at an endpoint of tolerating a single dose of 1,000 mg of peanut protein (corresponding to a cumulative of 2,043 mg peanut protein) after nine months of treatment. The inclusion criteria for the trial will require that patients react at or before the 300 mg dose of the challenge. Patients will undergo approximately six months of dose escalation and then three months of the daily Therapeutic Dosing of AR101, followed by an exit DBPCFC. ARTEMIS builds on the observation that a very high proportion of patients in the ARC002 Phase 2 trial of AR101 were desensitized to a single dose of 1,000 mg of peanut protein at the nine-month endpoint. ARTEMIS is designed to confirm that finding in a double-blind, placebo-controlled setting. In February 2018, we completed enrollment of 175 patients in ARTEMIS, and we expect data from the ARTEMIS trial in the first quarter of 2019.  We believe that ARTEMIS will help to enhance our knowledge about the timing and extent of desensitization offered by AR101 treatment. As we have engaged with more stakeholders across Europe, we have also come to understand that confirming that a higher efficacy level can be reached sooner would be important in obtaining labeling for protection against accidental exposure and supporting reimbursement applications for AR101, especially as we see increased focus on cost effectiveness throughout Europe.

We expect to file an MAA in the first half of 2019 and will include data from PALISADE, ARC004, RAMSES and ARTEMIS in such filing.

ARC005 Trial

Pursuant to our Pediatric Investigation Plan, we initiated a study of AR101, in peanut allergic patients ages 12 to 48 months in the fourth quarter of 2018 which we refer to as ARC005.

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

AR201 for Egg Allergy

Our Egg CODIT product candidate, AR201, is intended for the treatment of egg allergy in pediatric and young adult patients. Egg allergy is one of the most common food allergies in infants and young children. Published studies indicate that egg allergy is prevalent in approximately 1% of young children but resolves by age 16 in nearly 70% of patients and is therefore significantly less prevalent in the adult population. Based on our epidemiological analysis, we estimate the prevalence for egg allergy in two key markets, the United States and the European Union, to be approximately 1.5 million patients in the aggregate. Worldwide, we estimate that there are more than 6 million pediatric and adult patients, with a significant patient base in China and Japan, where egg is the most common food allergy. Allergists have observed that patients who have egg allergy that persist beyond childhood tend to be higher risk patients with more severe reactions, a population that is especially vulnerable to severe reactions in the case of accidental exposure. The ubiquity of egg in staple foods and current food labeling requirements make adherence to an avoidance diet especially difficult. Despite conscientious label reading, egg allergens can be present due to errors in food packaging and formulation as well as undisclosed ingredient substitutions.

These practical challenges along with the lack of proactive treatment represents a significant unmet need in pediatric and adult patients.

As a result, we believe there would be strong demand for an FDA-approved Egg CODIT product candidate. Review of our investigational new drug application, or IND, for AR201 was completed by the FDA in February 2019. As such, we have been cleared to advance AR201 into a Phase 2 clinical trial, which we expect to commence in mid-2019.

Other Research and Development Programs

We are exploring additional research and development programs evaluating the potential application of CODIT in other food allergies, including walnuts, other tree nuts and cow’s milk.

We believe that approximately 0.4% - 0.6% of the U.S. population is allergic to walnuts. In addition, a high proportion of people who are allergic to walnuts are also allergic to pecans and other tree nuts due to preserved homology in allergenic epitopes. Tree nut allergy was estimated to be prevalent in approximately 2.3 million, or approximately 1%, of people ages 1-55 in the United States in 2017.  Similar to the dynamic of peanut allergy, tree nuts can be difficult to avoid.  Strict avoidance, supported by first line defense medication, such as epinephrine, is the standard of care. We are currently working on a formulation for a Walnut CODIT product candidate and are in parallel exploring the feasibility of a multi-nut formulation to desensitize against several tree nut allergies.

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

Collaborations

Regeneron

In October 2017, we entered into a clinical collaboration with Regeneron and its strategic alliance collaborator, Sanofi, to study AR101 treatment with adjunctive dupilumab in peanut-allergic patients in a Phase 2 clinical trial. The planned Phase 2 clinical trial includes a proposed primary endpoint of tolerating a certain dose of peanut protein in a DBPCFC that will include doses matching and exceeding those being tested in our current and previous AR101 studies. The study also includes a proposed exploration of sustained unresponsiveness after discontinuation of therapy in another DBPCFC. Sustained unresponsiveness is achieved when, after a break in treatment, peanut-allergic patients are able to tolerate a defined amount of peanut protein with no more than mild allergic symptoms. Regeneron will sponsor the clinical trial, and we will provide clinical supply of AR101 and food challenge materials. The planned Phase 2 clinical trial began in October 2018.

Nestle Health Science

In November 2016, we entered into a two-year strategic collaboration with an affiliate of Nestle Health Science US Holdings, Inc. for the advancement of food allergy therapeutics and issued and sold to Nestle Health Science US Holdings, Inc. (together with its affiliate, Nestle Health Science) 7,552,084 shares of common stock in a private placement at a price of $19.20 per share, which represented approximately 15.1% of our outstanding shares at the time of the transaction, for a total of $145.0 million. Subject to certain limited exceptions, Nestle Health Science agreed to a two-year market standoff provision under which it agreed not to sell or transfer any of our common stock or other securities. Subject to certain limited exceptions, Nestle Health Science also agreed to a two-year standstill agreement under which Nestle Health Science agreed not to acquire us through any means. We agreed to register the resale of the shares that Nestle Health Science purchased on a registration statement to be filed with the SEC upon the request of Nestle Health Science, which cannot make the request prior to the 45th day preceding the end of the market standoff provision. The investment and the collaboration did not include any development milestones, product marketing rights or royalties.

In November 2018, Nestlé Health Science made an additional equity investment of $98.0 million for 3,237,529 newly issued shares of our common stock at $30.27 per share, increasing Nestlé Health Science’s ownership of Aimmune to approximately 19%. We also entered into a two-year extension of the original two-year strategic collaboration agreement, focused on offering innovative food allergy therapies, with Nestlé Health Science. The agreement does not contain any partnership, collaboration, or negotiation restrictions on Aimmune. Aimmune retains all rights to its current and future pipeline assets, and Aimmune and Nestlé Health Science will collaborate towards successful development of such assets.

The initial investment launched a two-year strategic collaboration, which was extended for an additional two years in November 2018, between us and Nestle Health Science, the terms of which enable both parties to discuss our current and future oral immunotherapy development programs through a newly established pipeline forum. Nestle Health Science will provide ongoing scientific, regulatory, and commercial expertise and advice to us through the pipeline forum. Any information disclosed in the collaboration will remain our confidential information, and any new ideas or inventions that arise that relate to our products will be our solely owned intellectual property. If we elect to seek a partner or collaborator for one of our oral immunotherapy development programs during the two-year term of the collaboration, Nestle Health Science will have a three-month period to negotiate exclusively with us. During the term of the collaboration, and for so long as Nestle Health Science holds not less than ten percent of our outstanding common stock, Nestle Health Science will be entitled to designate one nominee to serve as a director on our Board of Directors. In November 2016, Greg Behar joined our Board of Directors on behalf of Nestle Health Science. The strategic collaboration agreement contains a non-competition covenant pursuant to which Nestle Health Science has agreed not to engage in certain activities relating to OIT for the treatment of food allergies.

Research and Development Expenses

A significant portion of our operating expenses relates to the development of AR101. For the years ended December 31, 2018, 2017 and 2016, our research and development costs were $133.4 million, $89.3 million, and $54.6 million, respectively, and are included in the research and development expense line item in our Consolidated Statements of Operations and Comprehensive Loss. For further detail about the research and development activities, refer to the research and development section in the “Management’s Discussion and Analysis” in this Annual Report on Form 10-K.

Sales and Marketing

Subject to regulatory approval, we intend to commercialize AR101 in the United States and Europe by developing a specialty sales force targeting a subset of the approximately 5,000 practicing allergists in the United States as well as allergy-focused clinicians in major European markets. We anticipate that this sales force could also support the commercialization of additional CODIT product candidates, if approved. We intend to focus our sales efforts on patients with more moderate to severe food allergies, particularly children and adolescents. We do not anticipate that a DBPCFC will be a requirement for prescribing AR101 as DBPCFCs are not widely used as a diagnostic tool in current clinical practice. Our CODIT therapeutic approach for food allergies may encompass providing a range of services, including telephone and e-mail support for patients, physician awareness and education activities, reimbursement assistance, benefit navigation and co-pay and patient assistance programs. Based on the estimated direct medical expenses associated with peanut allergy and the estimated number of people with peanut allergy in the United States, we believe the potential market opportunity for approved peanut allergy treatments in the United States could exceed one billion dollars annually.

Manufacturing

We contract with and rely on third-party manufacturers to produce the food product and final biologic product for our product candidates and to package our product candidates. We have completed construction of a manufacturing facility in a leased building in Clearwater, Florida, at the site of one of our current contract manufacturers and installed equipment and qualified the operating systems in this new facility. This manufacturing facility became operational in November 2018. We plan to continue to rely on the contract manufacturer that is located at the same site to manage the operations of this new manufacturing facility. We also plan to rely on other contract manufacturers for the production of supply for our clinical trials, and if we receive regulatory approval for a product candidate, for commercial supply.

Our product candidates are manufactured in accordance with stringent manufacturing processes. Our processes are designed to ensure that that the total protein content of each formulation and the relative concentrations of particular proteins are consistent. Through our contract manufacturers, we are capable of producing dosages for certain product candidates with protein content as small as 0.2 mg and have developed advanced analytical methods to ensure each dose contains precisely defined amounts of multiple well-characterized allergenic proteins. Our formulations are also designed to ensure that the drug product is acceptably stable and can be easily mixed with food.

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

We also rely on separate contract manufacturers to provide packaging services for AR101. We plan on using blister packs and sachets as the final packaging configuration for our potential commercial launch of AR101. Stability testing of AR101 in the blister pack and sachet configurations is ongoing. Any complications with the stability testing in the blister pack or sachet configuration could delay the timing of our regulatory filings for AR101 and could result in a limited shelf life of the commercial product at the time of launch. In addition, regulatory authorities may not find our proposed packing configuration acceptable, which would also delay the timing of our regulatory filings or potential approval of AR101.

Supplying appropriate clinical trial materials for our ongoing and upcoming clinical trials on a timely basis is a complex operation. There are multiple doses in the dose escalation phase of our AR101 clinical trials. In addition, each subject can proceed through the dose escalation phase at a different rate depending on how the subject responds to each new dose. For example, a subject can move up to the next dose, remain on the current dose or move down to the prior lower dose during the dose escalation phase of our trials. We believe that this dosing flexibility improves outcomes for clinical trial subjects. But this dosing flexibility also increases the complexity of supplying the appropriate doses to each clinical site on a timely basis. In addition, we conduct clinical trials in Europe. EU regulations require that each lot of clinical trial material be certified and released by a designated qualified person, or QP. This certification and release process in the EU can cause delays in supplying clinical trial materials to clinical sites. Any delays or errors in our AR101 supply chain logistics could delay or adversely affect our clinical trials.

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

Our third-party suppliers (other than GPC), their facilities and all lots of product candidates used in our clinical trials and for commercial sales, if AR101 is approved, are required to be in compliance with current Good Manufacturing Practices, or cGMP. The cGMP regulations include requirements relating to organization and personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must be in compliance with these regulations to the FDA’s satisfaction before any product is approved and we can manufacture commercial products. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, which may include the evaluation of procedures and operations used in the testing and manufacture of our products to assess compliance with applicable regulations. Further, producing commercial quantities of AR101 has required us to scale up our existing manufacturing process and design and institute rigorous quality control and assurance procedures in our new manufacturing facility. These procedures include qualification of the manufacturing equipment and building utility systems and validation of the manufacturing process at commercial scale. Designing and implementing these procedures are time-consuming and complex operations. Any aspects of this new manufacturing facility that do not meet the cGMP requirements to the FDA’s satisfaction or the periodic inspections of facilities by the FDA and other authorities could cause a delay in the filing of an MAA for AR101.

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

From time to time, we have and may, in the ordinary course of business, continue to enter into commercial supply agreements with third-parties for the supply of ingredients and proteins necessary for our other product candidates in the ordinary course of business.  For example, in December 2018, we entered into an exclusive supply agreement for egg protein with Michael Foods, Inc. Pursuant to the agreement, we have exclusive access to the clinical and commercial use of Michael Foods’ egg products for any egg allergy treatment, prevention or cure for a period of up to 15 years beyond the potential approval of AR201.

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

Currently there are no approved medical therapies for the treatment of food allergies. In October 2017, DBV Technologies S.A. announced results from its completed Phase 3 clinical trial evaluating Viaskin Peanut, a patch technology that epicutaneously delivers food allergens to the patient with the goal of desensitizing the patient to the allergens, in peanut-allergic patients (4 to 11 years of age). DBV submitted, and then subsequently withdrew, a BLA for this product. However, DBV may resubmit the BLA after additional discussions with the FDA. If AR101 and/or any additional product candidate of ours is approved, they may face competition from DBV’s product candidates, if approved. AnaptysBio, Inc. is developing an IL-33 antibody, ANB020, for the treatment of atopic diseases including atopic dermatitis, eosinophilic asthma and previously, peanut allergy. Until recently, ANB020 is under investigation in a Phase 2a trial of approximately 20 adults with peanut allergy. IL-33 is an epithelial-derived pro-inflammatory cytokine implicated in atopic disease though its role in allergic inflammation is not fully understood. It is unclear at this time whether anti-IL-33 will have clinical meaningfulness in peanut allergy as monotherapy, either with or without co-administration of native antigen and it is unclear whether AnaptysBio, Inc. will continue to develop ANB020 for the treatment of peanut allergy.

We may also face competition from allergists who decide to provide OIT and other desensitization therapies to their patients using their own formulations of food allergens and treatment protocols rather than adopting our product candidates or we may face competition from companies that develop their own OIT products, other desensitization therapy products or products intended to prevent the onset of food allergies in infants or young children. In addition, peanut allergic patients may attempt to use food products as a substitute for AR101 in the fixed dosing portion of our AR101 treatment program.

In the future, we may face competition from competitors seeking to use AR101 as a reference product while developing a biosimilar product candidate using the FDA’s abbreviated approval pathway for biosimilar products. The abbreviated regulatory pathway created pursuant to the Biologics Price Competition and Innovation Act of 2009, or BPCIA, establishes legal authority for the FDA to review and approve biosimilar biologics. To be considered a biosimilar, a product candidate must be highly similar to the reference product notwithstanding minor differences in clinically inactive components. In addition, there can be no clinically meaningful differences between the product candidate and the reference product in terms of the safety, purity, and potency of the product. We believe that the relative concentrations of relevant proteins in the peanut flour we source pursuant to our exclusive contract with the GPC are significantly different from the concentrations of proteins found in other commercially available sources of peanut flour, and that a product candidate using different concentrations of such proteins or different proteins might not be considered “highly similar” to AR101 by the FDA. Such a product candidate would not be eligible for the biosimilar approval pathway. However, there can be no guarantee that the FDA would agree with this interpretation.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government payor programs (such as Medicare and Medicaid in the United States), managed care plans, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the studies required to obtain regulatory approvals. In the United States, decisions regarding the extent of coverage and amount of reimbursement to be provided for our products, if approved, will be made on a payor by payor basis. Each payor determines whether or not it will provide coverage for a drug, what amount it will pay for the drug, and on what tier of its formulary the drug will be placed. The drug’s formulary placement generally determines the out-of-pocket costs to a patient in order to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products and related services.

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

Different pricing and reimbursement schemes exist in each country. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available treatment approaches. Other member states allow companies to set their own prices for medicines but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

Significant uncertainty also surrounds the reimbursement of allergists for administering the anticipated treatment regimen for AR101 and our other products candidates. In the United States, it is not certain whether the existing medical claim reimbursement codes used to compensate physicians for their time in administering a therapy will be adequate to compensate for a physician’s time in administering AR101 dose escalation visits. We may decide to support the creation of new codes and associated reimbursement rates to ensure that clinicians are adequately compensated; however, creation of new codes is a complicated and lengthy process, and we may not be successful in any such efforts. In addition, if a new code is supported by the American Medical Association, or the AMA, there is no guarantee that a third-party payor will provide reimbursement for such code as that decision is solely in the payor’s discretion and must be negotiated on a case by case basis between providers and payors. In markets outside of the United States, we will need to evaluate clinician compensation mechanisms in each market to determine whether there is appropriate payment of physicians for administration of the treatment regimens.

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

We expect that the current Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since its enactment, there have also been other judicial and Congressional challenges to certain aspects of the Affordable Care Act. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Affordable Care Act. Recently, the Tax Cuts and Jobs Act )the “Tax Act”) was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. Further, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and the Centers for Medicare & Medicaid Services have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, will impact the law. Any changes will likely take time to unfold and it is uncertain if any such changes may impact our business.

In addition, recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for medical products. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Pre-clinical Studies and IND Application

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also generally includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. We filed an IND for AR201 in December 2018 for use in oral desensitization therapy for egg allergy in children and adults. We filed an IND for AR101 in April 2013 for use in oral desensitization therapy for peanut allergy in children and adults. Because there are no robust animal models of egg or peanut allergy, we did not conduct any pre-clinical efficacy studies of AR201 or AR101. In addition, because AR201 and AR101 are based on food products, the FDA did not require us to submit any pre-clinical toxicology data.

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

The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate. Concurrent with clinical trials, companies may complete additional in vitro studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the safety, purity and potency of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Review and Approval of a BLA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed information regarding the investigational product is submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent pre-clinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. Under federal law, the submission of most BLAs is subject to an application user fee, and the sponsor of an approved BLA is also subject to annual product and establishment user fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances. Applications for certain products, such as allergenic extracts, are exempt from such user fees and may not be subject to review under the same timelines as applications for user-fee-paying products.

Once a BLA has been submitted, the FDA’s goal is generally to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing  However, these review timelines may not apply to BLAs submitted for allergenic extract products.  Moreover, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency.

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

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 trial or trials, and/or other significant, expensive and time-consuming requirements related to clinical trials, pre-clinical trials or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. The FDA may also approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials and may limit further marketing of the product based on results of these post-marketing studies. Such post-market testing may include Phase 4 trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. New government requirements, including those resulting from new legislation, may also be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Expedited Review and Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast-Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for that disease or condition. For a Fast-Track product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted if relevant criteria are met. A Fast-Track designated product candidate may also qualify for expedited review, under which the FDA generally sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. If criteria are not met for expedited review, the application is subject to the standard FDA review period applicable to PDUFA-exempt applications.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after regulatory approvals are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In September 2014, the FDA granted AR101 Fast-Track designation.

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

Post-Approval Requirements

Biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products. Manufacturers of biologics and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Additionally, federal, civil and criminal false claims laws, including the False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the United States government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance with such beneficiary inducement provision of the federal Civil Monetary Penalties Law can result in civil money penalties for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal healthcare programs

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

We may also be subject to data privacy and security laws and regulations by both the federal government and the states in which we conduct our business, in particular laws and regulations relating to protected health information. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified federal law requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH extends some of HIPAA’s privacy and security standards beyond “covered entities” making them also directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA-related violations and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

The U.S. is also increasingly introducing new general data privacy and security legislation, including notably the recent California Consumer Privacy Act, which comes into force in 2020 and regulates the collection of personal information about California residents regardless of the industry in which the business operates.

Federal and state government price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs. Such reported prices may be used in the calculation of reimbursement and/or discounts on marketed products. Participation in these programs and compliance with the applicable requirements subject manufacturers to potentially significant discounts on products, increased infrastructure costs, and potentially limit the ability to offer certain marketplace discounts.

Government Regulation in Europe and European laws regarding the protection of personal data

In the European Economic Area, or EEA, (which is composed of the 28 Member States of the European Union, or EU, plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.

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

The collection and processing of personal data – including health data –EEA (including the EU), is currently governed by the General Data Protection Regulation, or GDPR, which became enforceable on May 25, 2018, replacing the Data Protection Directive 95/46/EC. The GDPR implements more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is collected and used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements, more robust rights for individuals in regard to their personal data and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR provides that EU and EEA Member States may make their own further laws and regulations, which may impose further limitations, including in relation to the processing of genetic, biometric or health data, which may result in differences between Member State laws, limit our ability to use and share personal data,  cause our costs to increase, and/or harm our business and/or financial condition.

We are also subject to strict rules on the transfer of personal data out of the EEA, including to the United States. The GDPR only permits exports of personal data outside the EEA where there is a suitable data transfer solution in place to safeguard the personal data (e.g., the EU Commission approved Standard Contractual Clauses or, in relation to exports to the US, the EU-US Privacy Shield) or where the country receiving such data is approved by the EU Commission as providing adequate protection for personal data. Where we transfer personal data out of the EEA, we rely on a number of data transfer solutions including in regard to transfers of personal data (HR data and non-HR data) to the US (and Switzerland), we are certified under the EU-US (and Swiss-US) Privacy Shield. If it were to be determined that we were not complying with our obligations under the EU-US (and/or Swiss-US) Privacy Shield framework(s) and we were to lose our applicable Privacy Shield certification from the US Department of Commerce, we will need to find an alternative solution for transferring personal data from EU to the US. Also, Brexit will mean that at some point the United Kingdom, or UK, will become a “third party” for the purposes of data transfers under the GDPR. Unless a withdrawal agreement and political declaration (the “Proposed Deal”) is agreed and approved between the EU and the UK prior to March 29, 2019 (the “Exit Date”), the UK will become a third party on the Exit Date. If the Proposed Deal is agreed and approved prior to March 29, 2019, the GDPR will continue to apply during the transition period (which is currently due to end on December 31, 2020, but may be extended) meaning that personal data exports from the EU / EEA to the UK can continue in the same manner until the end of the transition period (upon which compliant data transfer solutions will need to be put in place in regard to transfers from the EU / EEA to the UK). These changes introduced by Brexit may require us to find alternative solutions for the compliant transfer of personal data into (and possibly from) the UK.

Where we are a data controller, we will be accountable for any service providers (including clinical research organizations) we engage to process personal data on our behalf. We attempt to mitigate the associated risks of using service providers by entering into contractual arrangements to ensure that they only process personal data according to our instructions, and that they have sufficient technical and organizational security measures in place. Where we transfer personal data from the EEA to such third parties, we do so in compliance with the relevant data export requirements as described above. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the service provider’s processing, storage and transmission of such data. Any violation of data or security laws by our processors could have a material adverse effect on our business and result in the fines and penalties outlined above.

Failure to comply with the GDPR may result in fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) and other administrative penalties, as well as enforcement notices, assessment notices (for a compulsory audit), orders to cease/ change our processing of our data, regulatory investigations and potential civil claims including class action type litigation where individuals suffer harm, which may be onerous and adversely affect our clinical trials, business, reputation, financial condition, operations and prospects.

We are also subject to evolving EU data privacy laws on cookies and e-marketing. The EU is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly effective in the laws of each EU Member State. The draft e-Privacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases fining powers to the same levels as the GDPR (i.e. the greater of 20 million Euros or 4% of total global annual revenue). While the e-Privacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process and commentators now expect it to be adopted during the second half of 2020 or during 2021 following a transition period.

Other regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of December 31, 2018, we had 215 full-time employees. Of these employees, 123 are engaged in research and development. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, therapeutic approach and our lead product candidate, AR101, which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $210.8 million, $131.3 million, and $80.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018, our accumulated deficit was $476.2 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for and begin to commercialize AR101, and as we develop other product candidates. Even if AR101 is approved and we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We could require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our CODIT therapeutic approach and AR101. At December 31, 2018, we had capital resources consisting of cash, cash equivalents and investments of $303.9 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue clinical development, seek regulatory approval for and prepare for the commercialization of AR101, and as we develop other product candidates.

These expenditures will include costs associated with conducting clinical trials, pursuing research and development activities and conducting non-clinical studies, obtaining regulatory approvals, manufacturing and supply, commercialization of our product candidates and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of AR101 or any other product candidates.

We believe that our existing capital resources, including the proceeds from our Credit Agreement executed in January 2019, will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory approval in the United States for AR101, our lead CODITTM product candidate. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates including possible future revenue streams. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the number, size and type of additional clinical trials or studies that we choose to initiate or the U.S. Food and Drug Administration, or FDA or a foreign regulatory authority requires us to complete for AR101 in relation to our Biologics License Application, or BLA or other regulatory approval applications, as well as the cost and time of such trials and studies;

•	the time and cost necessary to complete our roll-over study related to our PALISADE trial (ARC004), our ARTEMIS trial, our roll-over study related to RAMSES (ARC011) and ARTEMIS (ARC008);
•

the time and cost necessary to supply clinical trial materials for our clinical trials and develop a commercial-scale manufacturing process and establish commercial-scale manufacturing capacity for AR101;

•	our ability to obtain regulatory approval for and subsequently commercialize AR101 or any other product candidates we develop;
•	commercialization costs associated with AR101 or any other product candidates we develop, if approved, including the cost and timing of developing our sales and marketing capabilities;
•	the amount of sales and other revenue from AR101 or any other product candidates we develop, if approved;
•	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
•	the time and cost associated with designing and implementing quality systems for our product candidates in the United States and Europe;
•	the time and cost associated with clinical trials and pre-clinical development of other product candidates;

•	the availability of term loans under our credit agreement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	our ability to attract, hire and retain qualified personnel; and
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

The terms of our credit agreement require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In January 2019, we entered into a credit agreement with an affiliate of KKR LLC, that is secured by a lien covering all of our tangible and intangible property. As of December 31, 2018, there was no outstanding principal balance of the loan, however the credit agreement includes an initial term loan of $40.0 million, which was funded in January 2019.  An additional $85.0 million term loan must be drawn by us following the fulfillment of certain customary conditions precedent, including the issuance of an approval letter from the FDA with respect to our AR101 BLA on or prior December 31, 2020.  While we submitted our BLA for AR101 in December 2018, if we do not receive approval prior to December 31, 2020, the $40.0 million initial term loan will terminate, which could restrict our operating and financial flexibility.  Further, any delay or rejection of our AR101 could affect our ability to make scheduled interest payments on outstanding term loans under the credit agreement, which will begin on March 31, 2019, and could accelerate the maturity date of the term loans to January 15, 2021, which could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.  The credit agreement contains customary affirmative and negative covenants and events of default, including, covenants and restrictions that among other things, require the Company and its subsidiary guarantors to satisfy a minimum cash balance covenant and restricts the ability of the Company and its subsidiary’s ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock.  A failure to comply with these covenants could permit the lends under the credit agreement to declare the term Loans, together with accrued interest and fees, to be immediately due and payable.  In addition, if we default under the terms of the credit agreement, including failure to satisfy our operating covenants, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to Our Business

We are substantially dependent on the success of AR101 which may not be successful in clinical trials, receive regulatory approval or be successfully commercialized, even if approved.

We currently have no products approved for sale. To date, we have invested substantially all of our efforts and financial resources in the research and development of our CODIT therapeutic approach and AR101, which is currently our only product candidate in clinical development. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. In order to obtain regulatory approval for the sale of AR101 from the FDA, or comparable foreign regulatory authorities,  we must demonstrate the safety and efficacy of the product in humans. While we submitted our BLA for AR101 in December 2018 based upon the safety and efficacy findings in our completed and ongoing and future clinical trials, there can be no assurances that we will receive regulatory approval from the FDA, or that AR101 will successfully demonstrate safety and efficacy in any ongoing or future clinical trials we may be required to initiate.  In addition, we cannot be certain AR101 will successfully demonstrate safety and efficacy in any clinical trials utilized for purposes of obtaining regulatory approval from any foreign regulatory authorities.  Furthermore, even if we obtain approval for AR101, it may only be for a limited patient population, or may be received after significant delays. If we do not receive regulatory approval for AR101, we may not be able to continue our operations.

As a result, our prospects, including our ability to finance our operations and generate revenue, will depend largely on the successful development, regulatory approval and commercialization of AR101. The clinical and commercial success of AR101 will depend on a number of factors, many of which are out of our control, including the following:

•	the results from our ongoing clinical trials, including ARTEMIS, ARC004, ARC005 and ARC011, and planned clinical trials, including ARC008;
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

•	whether the FDA or other foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the receipt of necessary regulatory approvals from the FDA and foreign regulatory authorities;
•	the extent and nature of any Risk Evaluation and Mitigation Strategy, or REMS, or foreign equivalent, that may be required in connection with regulatory approval or following regulatory approval;
•	whether the FDA may restrict the use of our products to a narrow population;
•	our ability to successfully commercialize AR101, if approved for marketing and sale by the FDA or comparable foreign regulatory authorities, whether alone or in collaboration with others;
•	our success in educating physicians and patients about the benefits, administration and use of AR101;
•	acceptance of AR101 as safe and effective by patients and the medical community;
•	the continued prevalence of peanut allergy;
•	achieving and maintaining compliance with all regulatory requirements applicable to AR101;
•	the effectiveness of our own or any future collaborators’ marketing, pricing, coverage and reimbursement, sales and distribution strategies and operations;

•	our ability to obtain issued patents that cover AR101 and to enforce such patents and other intellectual property rights to AR101;
•	our ability to avoid third-party intellectual property claims; and
•	a continued acceptable safety profile of AR101 following approval.

Accordingly, we cannot assure our stockholders that we will ever be able to generate revenue through the sale of AR101 or become profitable as a result of such sales. If we are not able to successfully demonstrate the safety and efficacy of AR101 in humans in our clinical trials, obtain regulatory approval for AR101 for the indications we seek and successfully commercialize AR101, or if we are significantly delayed in doing so, our business will be materially harmed. In addition, if we are delayed in receiving or do not receive approval of our BLA for AR101, the availability of term loans under our credit agreement could be reduced, and the maturity of such term loans could be accelerated to January 15, 2021, any of which could further restrict our operating and financial flexibility as well as have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

The regulatory approval process is lengthy, time-consuming and inherently unpredictable, and we may experience significant delays in obtaining regulatory approval of AR101, which would delay the commercialization of AR101, adversely impact our ability to generate revenue, and harm our business and our results of operations.

We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize AR101. To gain approval to market a biologic product candidate, such as AR101, a BLA or comparable foreign regulatory filing must be submitted to the FDA or comparable foreign regulatory authority.  Such applications must include extensive clinical, non-clinical and manufacturing data that adequately demonstrate to the satisfaction of the FDA or comparable foreign regulatory authority the safety, purity, potency and effectiveness of the product for the intended indication applied for in the BLA or other relevant regulatory filing. A BLA or other  comparable foreign regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We submitted our AR101 BLA in December 2018 and intend to file a Marketing Authorization Application, or MAA, for AR101 in the European Union in the first half of 2019.

The FDA or any comparable foreign regulatory bodies can delay, limit or deny approval to market AR101 for many reasons, including:

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
•

if our AR101 BLA is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional nonclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA or the applicable foreign regulatory authority may require development of a REMS as a condition of approval or post-approval that is more extensive than proposed by us;
•	our inability to demonstrate that the manufacturing process for AR101 is adequately controlled to ensure that all product produced meets required quality standards;
•	disruptions at the FDA and other regulatory agencies that are unrelated to our products, such as government shutdowns, that cause delays in the regulatory approval process;
•	the FDA or the applicable foreign regulatory authority may fail to approve the manufacturing facilities or testing laboratories that we use; or
•

the potential for approval policies or regulations of the FDA or the applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs and biologics in development, only a small percentage successfully complete the FDA or other foreign regulatory approval processes and are commercialized. In addition, the FDA has never approved a drug for treating food allergy through desensitization and, in particular, has never approved a drug based on efficacy as measured by a DBPCFC, which is the testing mechanism for determining the desensitization efficacy of AR101.

In addition, even though AR101 was granted Breakthrough Therapy designation by the FDA for oral immunotherapy of peanut allergic children and adolescents (ages 4 through 17), we may not experience a faster development, review or approval process compared to standard FDA procedures. Generally, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The Breakthrough Therapy designation for AR101 has enabled us to hold additional meetings with the FDA during the development process and to receive advice from the FDA regarding development and approval for AR101. We submitted our AR101 BLA in December 2018.  The FDA initiated review of the BLA for AR101 in January 2019, and we expect that the FDA will determine whether the BLA has been accepted for filing by the end of March 2019.  The FDA has made an initial determination that AR101, as an allergenic product candidate, is exempt from the Prescription Drug User Fee Act, as amended, or PDUFA. We are not aware of any instances in which the BLA for a product candidate that had been granted Breakthrough Therapy designation was reviewed by the FDA pursuant to processes and timelines not governed by PDUFA and, as a result, there is uncertainty as to whether the AR101 BLA will receive an expedited review typically granted to product candidates with such designation. If the Breakthrough Therapy designation for AR101 does not result in an expedited review of the BLA for AR101, the BLA will likely be reviewed under a twelve-month target review period applicable to PDUFA-exempt applications, as measured from the January 2019 start date.

If our BLA for AR101 receives expedited review and we receive approval of the BLA in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 in the United States in the second half of 2019. However, we may not receive expedited review of our AR101 BLA from the FDA, notwithstanding our receipt of Breakthrough Therapy designation for AR101, in which case our ability to commence commercial sales of AR101 in the United States would be delayed. A significant delay could materially harm our business and we may need to curtail or cease operations. We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize AR101.

Even if  we receive approval of a BLA or following the completion of clinical testing, receive a foreign regulatory approval for AR101, the FDA or the applicable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials. The FDA or the applicable foreign regulatory authority may also approve AR101 for a more limited indication and/or a narrower patient population than we originally request, and the FDA or applicable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of AR101. Any delay in obtaining, or inability to obtain, applicable regulatory approval or a regulatory approval for a more limited indication and/or narrower patient population would delay, prevent, or limit commercialization of AR101 and would materially adversely impact our business and prospects.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of AR101 or any additional product candidates may be delayed, and our business will be harmed.

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of regulatory approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

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

We currently have no commercial field organization or distribution network, and we only recently deployed medical science liaison personnel. If we are unable to establish a commercial field organization and a distribution network on our own or through third parties, we may not be able to market, sell and distribute AR101, if approved, or any additional product candidates or generate product revenue.

We currently do not have a commercial field organization. In order to commercialize AR101, we will need to build our marketing, commercial field, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If AR101 receives regulatory approval, we expect to establish a specialty commercial field organization with technical expertise and supporting distribution capabilities to commercialize AR101 and any of our other product candidates that receive regulatory approval, which will be expensive and time-consuming.

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

We began deployment of our medical science liaison, or MSL, organization in the third quarter of 2018.  The MSL team is a field-based part of our medical affairs group.  The role of MSLs is to serve as a liaison to members of the medical, scientific and patient advocate communities and to provide scientific expertise and clinical insights from health care practitioners to internal colleagues.  The activities of MSLs are subject to extensive statutory and regulatory requirements and enforcement, in the United States, by the federal government and the states and, outside the United States, by the governments of the countries where we deploy MSLs.  Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our MSL activities could be subject to challenge under one or more of such laws or regulations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to market our products and adversely impact our financial results.

We may also choose to collaborate with third parties that have direct commercial field forces or established distribution systems, either to augment our own commercial field force and distribution systems or in lieu of our own commercial field force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize AR101. If we are not successful in commercializing AR101 or any additional product candidates, either on our own or through collaborations with one or more third parties, our additional product revenue will suffer and we would incur significant additional losses.

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

AR101 may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory  approvals.

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

If safety problems relating to AR101 are identified in our clinical trials or in any clinical trials conducted by collaborators prior to approval of AR101, the FDA or other regulatory agencies may not approve AR101, may limit the population it is used in or may require warnings on the label. If AR101 is ultimately approved and we or others later identify undesirable side effects caused by AR101, the FDA or other regulatory agencies may require that we amend the labeling of AR101, require additional warnings, create a medication guide outlining the risks of such side effects for distribution to patients, order us to recall AR101 or even withdraw regulatory approval for AR101. In addition, we could be sued and held liable for harm caused to patients and our reputation may suffer. Each of these events could prevent us from achieving or maintaining market acceptance of AR101, if approved, and could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

The potential efficacy of AR101, if approved, is dependent upon patient compliance with the prescribed dosing regimen, and failure to adhere to the dosing regimen could increase the potential of a patient experiencing an adverse allergic reaction.

The AR101 treatment regimen, if approved, would require that patients start with a very low dose of AR101 and gradually increase their dose over time. Based on our existing clinical data, we anticipate it will take patients approximately six months to reach a daily dose level of 300 mg of peanut protein. Patients would then continue on a daily Therapeutic Dose.

In order to maintain desensitization, patients would need to continue to take a daily Therapeutic Dose. The potential efficacy of AR101, if approved, is dependent upon patients complying with the prescribed dosing regimen, including the continued maintenance dosing. Based on our studies and independent studies, we do not believe that the occasional failure to take a dose will affect desensitization. However, in the event a patient fails to follow the prescribed dosing regimen, halts or skips treatment and then restarts the dosing regimen, the likelihood of an adverse allergic reaction to the allergen is greatly increased, as any level of desensitization previously achieved may have dissipated. Further, patients will be required to continue to practice avoidance to peanut exposure and if patients begin to achieve desensitization, it is possible that they may become less vigilant in practicing avoidance and further increase their risk of an accidental exposure. As a result, a lack of patient compliance and the resulting increased likelihood for adverse safety events could have a material adverse effect on our ability to obtain or maintain the regulatory approval necessary to commercialize AR101.

Failure to do so would significantly harm our business, results of operations, financial condition, prospects and stock price. In addition, if patients drop out of our clinical trial due to the strict dosing regimen, the likelihood that we will be able to demonstrate clinically meaningful desensitization will be decreased.

We currently rely on single-source third-party manufacturers for our clinical trial materials and intend to rely on single-source third-party manufacturers for our commercial drug supply of AR101 and to manufacture nonclinical, clinical and commercial supplies of any additional product candidate.   If any of these manufacturers fails to provide us or our collaborators with adequate supplies of materials for clinical trials or commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize AR101 or other product candidates.

We do not currently have the internal capability to produce our clinical or commercial supply of AR101, and we lack the internal resources and the capability to manufacture any other product candidates on a nonclinical, clinical or commercial scale.  As a result, we currently rely and intend to continue to rely on a single manufacturer for the production of the drug product used in AR101, a single contract manufacturer for the commercial packaging of AR101 for the foreseeable future, and a single contract manufacturer for the nonclinical supply of our other product candidates.  We have agreements in place with both contract manufacturers of AR101.  However, while we expect to enter into a commercial supply agreement with our AR101 drug product manufacturer in 2019, we have not yet entered into an agreement with any third-party manufacturers to produce commercial quantities of drug product used in AR101 or the packaging of AR101, and any failure to reach such an agreement and commence the development process for AR101 in a timely manner would delay commercialization of AR101.  In addition, even if we are able to reach such agreements, aspects of our manufacturing process for AR101 are complex and our existing manufacturing process will need to be scaled up to meet our anticipated commercial requirements. If we and our third-party manufacturers are not able to develop successfully a commercial manufacturing process or do so in a timely manner, we will not be able to initiate commercialization of AR101 within our estimated timeline, if at all.

Our dependence on single source suppliers with respect to our supply chain for AR101 exposes us to certain risks, including the following:

•	our suppliers may cease or reduce production or deliveries, raise prices or renegotiate terms;
•	we may be unable to locate a suitable replacement on acceptable terms or on a timely basis, if at all;
•	delays caused by supply issues may harm our reputation; and
•

our ability to progress our business could be materially and adversely impacted if our single-source supplier upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating regulatory or quality compliance issues, or other legal or reputational issues.

The FDA and other comparable foreign regulatory authorities must, pursuant to inspections that will be conducted prior to any approval of our AR101 BLA or relevant foreign regulatory submission, approve our contract manufacturers to manufacture AR101.  While we completed construction of a manufacturing facility in a leased building in Clearwater, Florida, at the site of our primary contract manufacturer; however, we do not directly control the manufacturing operations of our contract manufacturers, and we are completely dependent on them for operating that facility and for compliance with cGMP for the manufacture of AR101. If the contract manufacturer operating that facility or our other contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for our or their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Further, we plan on using blister packs and sachets as the final packaging configuration for our potential commercial launch of AR101. Stability testing of AR101 in the blister pack and sachet configurations is ongoing. Any complications with the stability testing in the blister pack or sachet configurations could extend the timelines for our regulatory filings for AR101 and could limit the shelf life of the commercial product at the time of launch. In addition, regulatory authorities may not find our proposed packing configuration acceptable, which would also delay the timing of our foreign regulatory filings or potential approval of AR101.

Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede commercialization of AR101, if approved, and the development of any additional product candidates, and could have a material adverse effect on our business, results of operations, financial conditions and prospects.

Supplying our ongoing clinical trials and planned clinical trials is a complex operation, and delays in the supply chain could harm our clinical trials and our ability to commercialize AR101, if approved.

Supplying appropriate clinical trial materials for our ongoing and planned clinical trials on a timely basis is a complex operation. There are multiple doses in the dose escalation phase of our AR101 clinical trials. In addition, each subject can proceed through the dose escalation phase at a different rate depending on how the subject responds to each new dose. For example, a subject can move up to the next dose, remain on the current dose or move down to the prior lower dose during the dose escalation phase of our trials. We believe that this dosing flexibility improves outcomes for clinical trial subjects. But this dosing flexibility also increases the complexity of supplying the appropriate doses to each clinical site on a timely basis. The complexity of our logistics operations for our clinical trial materials increased significantly throughout 2017 and 2018, and we expect such complexity to increase further as we continue to operate multiple large trials concurrently, including trials in Europe, and in connection with the potential commercialization of AR101, if approved. EU regulations require that each lot of clinical trial material be certified and released by a designated qualified person. This certification and release process in the EU can cause delays in supplying clinical trial materials to clinical sites. Any delays or errors in our AR101 supply chain logistics could delay or adversely affect our clinical trials or our ability to commercialize AR101, if approved.

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

For example, the positive top-line results generated in PALISADE and RAMSES for AR101, as well as our prior clinical trials, do not ensure that our ARTEMIS trial will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or commercial acceptance for our product candidates in the indications that we are seeking or at all. For example, while the majority of adults who completed the PALISADE trial in the AR101 arm successfully tolerated the 600 mg dosage (85%), the percentage of dropouts in the 18-49 age range was substantially higher than in our 4-17 year old study population thereby reducing the number of our ITT population in the 18-49 year old age range who successfully completed the DBPCFC. As a result, in the exploratory subpopulation ages 18-49, the Intent to Treat, or ITT analysis did not show statistical significance at the 600 mg dose level.

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

Conducting clinical trials in foreign countries, as we are doing or plan to do for our ARC004, ARTEMIS, ARC005 and ARC008 trials, presents additional risks that may delay completion of our clinical trials. These risks include a foreign regulatory authority imposing additional requirements prior to the commencement of clinical trials in a foreign country, the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, complying with data privacy regulations in the European Union and Canada, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks relevant to such foreign countries. For example, clinical trial materials in the European Union must be certified and released by a designated qualified person, which can delay the release of clinical trial materials to clinical sites in the European Union.

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

Interim and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse changes between preliminary or interim data and final data could significantly harm our business prospects.

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

The pharmaceutical market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. In particular, we compete in the segments of the pharmaceutical, biotechnology and other related markets that address the treatment of food allergies. As a result, we may face competition from many pharmaceutical and biotechnology companies, with considerably more resources and experience than we have, that are researching and selling products designed to treat food allergies or allergies in general. For example, in October 2017, DBV Technologies S.A. announced results from its completed Phase 3 clinical trial evaluating Viaskin Peanut, a patch technology that epicutaneously delivers food allergens to the patient with the goal of desensitizing the patient to the allergens, in peanut-allergic patients (4 to 11 years of age). DBV submitted, and then subsequently withdrew, a BLA for this product. However, DBV may choose to resubmit the BLA after additional discussions with the FDA. AnaptysBio, Inc. is developing an IL-33 antibody, ANB020, for the treatment of atopic diseases including atopic dermatitis, eosinophilic asthma and peanut allergy. ANB020 is under investigation in a Phase 2a trial of approximately 20 adults with peanut allergy.

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

Significant uncertainty exists as to the coverage and reimbursement status of any drug candidates for which we obtain regulatory approval. Our ability to commercialize any products successfully in the United States will depend in part on the extent to which adequate coverage and reimbursement for these products becomes available from third-party payors, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers. Third-party payors are generally able to affect the utilization of drugs by a variety of mechanisms, including deciding which medications they will cover, determining the amount they will pay for a product, establishing which formulary tier to place the drug on that may result in, among other things, greater out-of-pocket costs to patients, and creating pre-authorization procedures. A primary trend in the U.S. healthcare industry is cost containment. Coverage, reimbursement, out-of-pocket costs to patients, and pre-authorization requirements may impact the demand for any product for which we obtain regulatory approval. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

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

In addition, the anticipated treatment regimen for AR101 and our other products candidates requires a clinician to see the patient every two weeks during the dose escalation portion of the regimen. These appointments may take significant time as the patient has to be monitored for two hours after receiving an increased dose. It is not certain whether the existing reimbursement codes that can be appropriately used for these visits adequately compensate clinicians for the time spent on the visits. We may decide to seek the creation of new codes and associated reimbursement rates to ensure that clinicians are adequately compensated; however, creation of new codes is a complicated and lengthy process and we may not be successful in any such efforts. If appropriate codes and compensation are not available, clinicians may be deterred from offering AR101 to their patients and our business and operating results would be adversely affected.

In the past, under the Medicare program, physician payments were updated on an annual basis according to a statutory formula. When the application of the statutory formula for the update factor would have resulted in a decrease in total physician payments, Congress would intervene with interim legislation to prevent the reductions. In April 2015, however, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, was signed into law, which repealed and replaced the statutory formula for Medicare payment adjustments to physicians. MACRA provided a permanent end to the annual interim legislative updates that had previously been necessary to delay or prevent significant reductions to payments under the Medicare Physician Fee Schedule. MACRA provides for a 0.25% update through 2019, and a 0% annual update each year through 2025. In addition, MACRA required the establishment of the Merit-Based Incentive Payment System, or MIPS, beginning in 2019, under which physicians may receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities and meaningful use of electronic health records. MACRA also required the Centers for Medicare & Medicaid Services, or CMS, beginning in 2019, to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations, that emphasize quality and value over the traditional volume-based fee-for-service model. It is unclear what impact, if any, MACRA will have on our business and operating results, but any resulting decrease in payment may result in reduced demand for our product candidates or additional pricing pressures.

Outside of the United States, the regulations that govern regulatory approvals, pricing, coverage and reimbursement for new therapeutic products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay or prevent our commercial launch of the product and negatively impact the revenue we are able to generate from the sale of the product in that country. We will need to evaluate clinician compensation mechanisms in each market outside of the United States to determine whether any action needs to be taken to allow for payment of physicians for administration of the treatment regimens.

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

As of December 31, 2018, we had 215 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize AR101 or any additional product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	expand our general and administrative, manufacturing, commercialization and clinical development organizations;
•	identify, recruit, retain, incentivize and integrate additional employees;
•	establish the infrastructure necessary to support international operations;
•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and
•	continue to improve our operational, legal, financial and management controls, reporting systems and procedures.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of AR101, an important element of our strategy is to expand our product portfolio by identifying, developing and commercializing additional therapies including therapies using our CODIT therapeutic approach, including product candidates for the treatment of egg allergy and multi-nut allergy. A key component of our CODIT approach is utilizing defined dosages of well-characterized food proteins in order to allow for gradual up dosing. This requires manufacturing stable and standardized drug product, which, for naturally occurring food-based drug products, can be complex and difficult especially in low doses. Other than AR101, none of our product candidates have been tested in human clinical trials. In addition, we intend to evaluate third-party product candidates and technologies for the treatment of food allergies. Our efforts to develop, acquire or in-license product candidates may be unsuccessful for many reasons, including:

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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, which is commonly referred to as Brexit. In March 2017, the U.K. government delivered to the European Council notice of its intention to leave the European Union. In the absence of an executed withdrawal agreement with the European Union, the effective date of the United Kingdom’s withdrawal from the European Union will, unless extended by the European Council in agreement with the United Kingdom, be March 29, 2019.  There are many ways in which our business could be affected by this event, only some of which we can identify at this time. The negotiation of the withdrawal agreement has been, to date, a lengthy and contentious process, and we do not, as at the date of this Annual Report, have certainty as to the terms of the United Kingdom’s future relationship with the European Union. Indeed, the negotiations may, ultimately, be unsuccessful and the United Kingdom may not reach agreement with the European Union on the future terms of the United Kingdom’s relationship with the European Union. If no agreement is reached, there will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets as well as on the regulatory process in Europe. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.

We have ongoing business in the United Kingdom and the European Union, including employees in the United Kingdom. Further, our ongoing ARTEMIS study is being conducted solely in Europe. Any application for Marketing Authorization, or MA, for AR101 or any other product candidate that we may file in the future must be filed by an entity located in a European Union member nation. While we are already in the process of establishing a network of subsidiary undertakings in continental Europe and anticipate that our MAA for AR101 will be filed by our subsidiary, Aimmune Therapeutics Netherlands B.V., we may face new regulatory costs and challenges that could have a material adverse effect on our operations. In addition, the lack of clarity about future United Kingdom laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, includes regulations related to clinical trials, marketing authorization for drug products, intellectual property rights and employment and labor matters. A lack of clarity in these areas, which are central to the development of our product candidates in the United Kingdom and the European Union and our ongoing business activities in the United Kingdom, may cause operational and strategic uncertainty for us as we consider the timing of and requirements for approval in the United Kingdom for AR101 and the effect of a potential withdrawal on our employees located in the United Kingdom, including those employees who are non-UK citizens and whose rights to live and work in the UK may change following Brexit.

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

Our corporate headquarters is located in the San Francisco Bay Area, which in the past has experienced severe earthquakes. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations and could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

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

In addition to the development of AR101, we are pursuing development of our additional product candidates. Our current development programs for such additional product candidates are in the pre-clinical formulation and process development phase and may not result in product candidates we can advance to the clinical development phase. None of our other potential product candidates have commenced clinical trials, and there are a number of FDA and foreign regulatory requirements that we must satisfy before we can commence these clinical trials. Satisfaction of these requirements will entail substantial time, effort and financial resources, and we may never satisfy these requirements. We filed an IND application for a product candidate for the treatment of egg allergy in December 2018, and we are exploring and expect to continue to explore activities to support filing of an IND for a product candidate for the treatment of multi-nut allergy. Any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of AR101, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. Even if we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or the foreign regulatory authorities.

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

Neither we nor any future collaboration partner will be permitted to market AR101 or any additional product candidate in the United States until we receive approval of a BLA from the FDA, and we will not be permitted to market AR101 in other countries until similar regulatory approvals are obtained in those countries. We have submitted our AR101 BLA but have not yet obtained regulatory approval for AR101 anywhere in the world and may not be able to do so until we complete additional clinical trials. Obtaining regulatory approval of a BLA in the United States and similar applications in other countries can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

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

Even though we have received Fast-Track designation for AR101 for oral immunotherapy of peanut sensitive adults and children and Breakthrough Therapy designation for AR101 for oral immunotherapy of peanut sensitive children and adolescents (ages 4-17), we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast-Track designation or Breakthrough Therapy designation if it believes that the designation is no longer supported by data from our clinical development program or other sources. We are not aware of any instances in which the BLA for a product candidate that had been granted Breakthrough Therapy designation was reviewed by the FDA pursuant to processes and timelines not governed by PDUFA and, as a result, there is uncertainty as to whether the AR101 BLA will receive an expedited review typically granted to product candidates with such designation. If the Breakthrough Therapy designation for AR101 does not result in an expedited review of the BLA for AR101, the BLA will likely be reviewed under a twelve-month review period applicable to PDUFA-exempt applications. Moreover, the review period for PDUFA-exempt applications is subject to uncertainty, and, as a result, the FDA may take longer than twelve months to review the BLA for AR101.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from AR101. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenues from the sale of AR101 our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security. Our actual or perceived failure to comply with such obligations could harm our business.

The regulatory environment surrounding information security, confidentiality and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws both generally and specifically in relation to protected health information, including the U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and related laws, and European laws and regulations, including the General Data Protection Regulation, or GDPR, and the e-Privacy Directive (2002/58/EC), soon to be replaced by an e-Privacy Regulation, and the EU national laws implementing or supplementing the GDPR or e-Privacy Directive, as well as upcoming US laws such as the California Consumer Privacy Act. Compliance with these data privacy and security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk, particularly given uncertainty that sometimes exists surrounding how to comply, that we may be subject to fines and penalties, regulatory investigations, litigation and reputational harm, which could materially and adversely affect our clinical trials, business, financial condition and operations.

In addition, the legal and regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is evolving as new global privacy laws are being enacted and existing ones are being updated and strengthened. For example, the GDPR repealed the Data Protection Directive (95/46/EC) and is directly applicable in all EU member states since its effective date of May 25, 2018. The GDPR applies to companies established (for data processing purposes) in the EU or EEA as well as companies that are not so established in the EU or EEA and which collect and use personal data in relation to offering goods or services to, or monitoring the behavior of, individuals located in the EU or EEA, including, for example, through the conduct of clinical trials (whether the trials are conducted directly by us or through a clinical vendor or collaborator). The GDPR sets out requirements that must be complied with when handling personal data including: providing detailed disclosures about how data subjects’ personal data will be used; demonstrating that they have an appropriate legal basis in place to justify their data processing activities; appointing data protection officers in certain circumstances; enhancing existing rights and granting rights for data subjects in regard to their personal data (including the right to be “forgotten”, to data access and to data portability), ; strengthening the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals)  of data security breaches; and complying with principal of accountability and complying with the obligation to demonstrate compliance through policies, procedures, training and audit.

In addition, the GDPR permits EU and EEA Member States the ability to introduce derogations for certain matters and, accordingly we are also subject to national legislation in the EU and EEA which implements or supplements the GDPR, including in relation to the processing of genetic, biometric and health data. We will need to monitor compliance with such EU and EEA  Member State laws and regulations, including in relation to these permitted derogations from the GDPR, all of which will increase our compliance obligations and may necessitate the review and implementation of policies and processes relating to our collection and use of data, which may also lead to an increase in compliance costs, ultimately having an adverse impact on our business, financial condition or operations.

If any person, including any of our employees, contractors, clinical vendors, service providers, partners or collaborators or those with whom we share such information, fails to comply with applicable data privacy or security laws, or breaches our established controls with respect to personal or confidential data, or otherwise mismanages or misappropriates that data including where that results in the unauthorized access to or transfer of personal data, we may be subject to significant monetary damages, regulatory enforcement actions, assessment notices (for a compulsory audit), orders to cease/change our processing of our data, adverse publicity, fines and/or criminal prosecution in one or more jurisdictions. For example, certain breaches under the GDPR may result in a penalty of up to 4% of an organization’s total global annual revenue or 20 million Euros (whichever is higher). In addition, a data breach could result in negative publicity which could damage our reputation and have an adverse effect on our clinical trials, business, financial condition or operations.

We are also subject to EU and EEA laws on data export, where we transfer personal data outside the E.E.A. to group companies or third parties. The GDPR only permits exports of personal data outside EEA where there is a suitable data transfer solution in place to safeguard the personal data (e.g., the EU Commission approved Standard Contractual Clauses or, in relation to exports of personal data to the US, the EU-US- Privacy Shield) or where the country receiving such data is approved by the EU Commission as providing adequate protection for personal data. Where we transfer personal data out of the EU or EEA, we rely on a number of data transfer solutions including in regard to transfers of personal data (HR data and non-HR data) to the US (and Switzerland), we are certified under the EU-US (and Switzerland-US) Privacy Shield. In addition, if it were to be determined that we were not complying with our obligations under the Privacy Shield framework and we were to lose our Privacy Shield certification from the Department of Commerce, we will need to find an alternative solution for transferring data out of the EEA to the U.S. Also, Brexit will mean that at some point the United Kingdom, or UK, will become a “third party” for the purposes of data transfers under the GDPR. Unless a withdrawal agreement and political declaration (the “Proposed Deal”) is agreed and approved between the EU and the UK prior to 29 March 2019 (the “Exit Date”), the UK will become a third party on the Exit Date. If the Proposed Deal is agreed and approved prior to 29 March 2019, the GDPR will continue to apply during the transition period (which is currently due to end on December 31 2020, but may be extended) meaning that data transfers from the EU / EEA to the UK can continue in the same manner until the end of the transition period (upon which compliant data transfer solutions will need to be put in place in regard to transfers from the EU / EEA to the UK). These changes introduced by Brexit may require us to find alternative solutions for the compliant transfer of personal data into (and possibly from) the UK.

Where we are a data controller, we will be accountable for any service providers (including clinical research organizations) we engage to process personal data on our behalf. We attempt to mitigate the associated risks of using service providers by entering into contractual arrangements to ensure that they only process personal data according to our instructions, and that they have sufficient technical and organizational security measures in place. Where we transfer personal data from the EEA to such third parties, we do so in compliance with the relevant data export requirements as described above. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the service provider’s processing, storage and transmission of such data. Any violation of data or security laws by our processors could have a material adverse effect on our business and result in the fines and penalties outlined above.

We are also subject to evolving EU privacy laws on cookies and e-marketing. The EU is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each EU Member State. The draft e-Privacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases fining powers to the same levels as the GDPR (i.e. the greater of 20 million Euros or 4% of total global annual revenue). While the e-Privacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process and commentators now expect it to be adopted during the second half of 2020 or during 2021 following a transition period.

We strive to comply with all applicable laws, including privacy laws, but they may conflict with each other. Despite our efforts, we may not have fully complied in the past and may not in the future. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties as outlined above, our reputation may be harmed and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services (including clinical trials) and/or processing of personal data (including health data), which could negatively affect our business.

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

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

            The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

            Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Although we do not currently have any products on the market, once we begin commercializing our products, we will be subject to additional healthcare statutory and regulatory requirements and enforcement in the U.S. by the federal government and the states and by the governments of other countries where we conduct our business. The laws that will affect our ability to operate as a commercial organization include:

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

•

U.S. federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

•	U.S. federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
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

•

state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state laws governing the privacy and security of health information (or personal information generally) in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts;

•	state laws that require drug manufacturers to obtain licenses prior to distribution or sale of pharmaceutical products in that state; and
•	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and imprisonment, any of which could adversely affect our ability to market our products and adversely impact our financial results.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including shutting down the government, and the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these Executive Orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

If we participate in and then fail to comply with our reporting and payment obligations under governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

With the approval of any product candidate, we anticipate that we will may participate in a number of federal and state government pricing programs in the U.S. in order to obtain coverage for the product by certain government healthcare programs. These programs would generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

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

In addition, the full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is currently unknown and may adversely affect our business model. In the United States, the Affordable Care Act was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The Affordable Care Act, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations and established annual fees and taxes on manufacturers of certain branded prescription drugs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. For example, the Tax Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and the Centers for Medicare & Medicaid Services have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, will impact the law. Any changes will likely take time to unfold and it is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken, as well as the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has also been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. Though we currently own three issued patents in the United States covering certain of our manufacturing methods and the formulation for AR101, we do not anticipate that we will be able to obtain a composition of matter patent over the active pharmaceutical ingredient in AR101 or for any other product candidates that are based on widely or readily available food products. We have filed additional patent applications that relate to the manufacture, formulation, use and other aspects of AR101 and certain of our other product candidates. We cannot assure our stockholders that these applications will result in any additional issued patents in the U.S. or foreign countries. Even if any such additional patents issue, we cannot assure our stockholders that they or any other patents we obtain will include any claims with a scope sufficient to protect AR101 or any other additional product candidate or otherwise provide us with meaningful protection or competitive advantage.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States.  Similarly, laws of the United States may not protect our rights to the same extent as the laws of foreign countries.   Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed as a regular, non-provisional application. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. If we encounter delays in our clinical trials or other delays during the regulatory approval process, even if we obtain patents covering AR101 or other product candidates, the period of time during which we could exclusively market AR101 or such other product candidates under such patents would be reduced, even if we are able to obtain an extension of patent term due to regulatory delay. As a result, any patents we obtain may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to AR101 or our other product candidates, including generic versions of such products.

The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity or enforceability, and therefore, to the extent that we acquire patent protection with respect to AR101 or other product candidates, third parties may still challenge our patents in the courts or patent offices in the United States and abroad. Any issued patents we obtain could be narrowed, invalidated, held unenforceable or circumvented, any of which could limit our ability to prevent competitors and other third parties from developing and marketing the same or similar products or limit the length of terms of patent protection we may obtain for our product candidates. Competitors or other third parties may also claim that they invented the inventions claimed in our patent applications, or any patents that may issue in the future, prior to us, or may file patent applications before we do. Further, our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets. Our competitors might commercialize products in countries where we do not have patent rights. Such challenges may also result in our inability to manufacture or commercialize our products, including AR101, without infringing third-party patent rights. If the breadth or strength of protection provided by any patents we obtain with respect to AR101 or any additional product candidates is successfully challenged, then our ability to commercialize AR101 or any additional product candidates could be negatively affected, and we may face unexpected competition that could have a material adverse impact on our business.

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

If a patent infringement suit were brought against us or any of our collaborators, we or they could be forced to stop or delay the research, development, manufacturing or sales of AR101 or the product candidate that is the subject of the suit. Defending any such claims would cause us to incur substantial expenses of financial and other resources and, if unsuccessful, we could be forced to pay substantial damages, including treble damages and attorney’s fees if we are found to have willfully infringed a third-party patent. Furthermore, we may be required to indemnify our collaborators against such claims. Similarly, laws of the United States may not protect our rights to the same extent as the laws of foreign countries.

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

We may become involved in lawsuits or other proceedings to protect or enforce our patents and other intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

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

The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render any patents we obtain invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to patents we may obtain, but that could nevertheless be determined to render such patents invalid. An adverse result in any litigation or other proceeding to defend or enforce any patents we may obtain could put one or more of such patents at risk of being invalidated, held unenforceable, or interpreted narrowly. If a defendant were to prevail on a legal assertion of invalidity or unenforceability of any patents we obtain covering AR101 or additional product candidates, we would lose at least part, and perhaps all, of any patent protection covering such product candidate, which would materially impair our competitive position.

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

Changes in U.S. or foreign patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

We may not be able to obtain or effectively enforce our intellectual property rights throughout the world.

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
•

the number, size and type of additional clinical trials or studies that we choose to conduct or the FDA requires us to complete for AR101 following submission of our BLA and the cost and time of such trials and studies;

•

regulatory approval or our receipt of a complete response letter to AR101 and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	severe adverse events in our trials, in any clinical trials with AR101 sponsored by collaborators or in our competitors’ trials as a result of exposure to the peanut allergen;
•	announcements concerning our competitors or the pharmaceutical industry in general;
•	therapeutic innovations or new products developed by us or our competitors;
•	adverse actions taken by regulatory authorities with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	changes or developments in laws or regulations applicable to AR101 and our other product candidates;
•	any changes to our relationship with any manufacturers or suppliers;
•	the success or failure of our efforts to acquire, license or develop additional product candidates;
•	any intellectual property infringement actions in which we may become involved;
•	achievement of expected product sales and profitability;
•	manufacturing, supply or distribution delays or shortages;
•	acquisitions or significant partnerships by us or our competitors;
•	actual or anticipated fluctuations in our operating results;
•	changes in financial estimates or recommendations by securities analysts;
•	failure to meet financial projections that we or the investment community may provide;
•	trading volume of our common stock;
•	an inability to obtain additional funding;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•	general economic and market conditions and overall fluctuations in the United States equity markets; and
•	additions or departures of any of our key scientific or management personnel.

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

As of December 31, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 50% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

As a California-domiciled public company, if we fail to attract and retain women to serve on our board of directors, we could incur penalties.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified individuals to our board of directors. As a public company headquartered in California, we are required to have at least one woman on our board of directors by the end of 2019, and two or three women on our board by the end of 2021, depending on the size of our board at the time.  While we intend to comply with this California law, recruiting and retaining board members carries uncertainty, and failure to comply with this requirement will result in financial penalties.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards to offset its post-change taxable income may be limited. Limitations may also apply to the utilization of other pre-change tax attributes as a result of an ownership change. As of December 31, 2018, we had generated NOL carryforwards for federal income tax purposes of $321.6 million and for California income tax purposes of $12.0 million. These federal and California NOL carryforwards will begin to expire in 2031, if not utilized. Following the equity investment by Nestle Health Science in November 2016, we performed a Section 382 analysis and determined that we experienced multiple ownership changes under Section 382 of the Code prior to December 31, 2017. Such annual limitations could affect the utilization of NOL and tax credit carryforwards in the future. We experienced no significant permanent losses of tax attributes due to these ownership changes.

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

Holders of Record

On February 15, 2019, there were approximately 14 stockholders of record of our common stock and the closing price of our common stock was $24.21 per share as reported by The Nasdaq Global Select Market. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the Securities Purchase Agreement we entered into with Nestle Health Science US Holdings, Inc. in November 2018, contractually prevents us from using any of the proceeds from the sale and issuance of the shares of our common stock as a cash dividend or distribution until the second anniversary of the closing date. Further, we are currently subject to covenants under our credit agreement with an affiliate of KKR, LLC that place restrictions on our ability to pay dividends. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Sales of Unregistered Securities

Other than as reported in our current report on Form 8-K filed with the SEC on January 10, 2018 and November 13, 2018, there were no sales of unregistered securities during the year ended December 31, 2018.

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

Item 6. Selected Financial Data.

The following selected financial data are derived from the consolidated financial statements. The data presented below should be read in conjunction with the consolidated financial statements of the Company, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2018, 2017and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Operating expenses
Research and development	$133,420	$89,325	$54,642	$19,816	$8,181
General and administrative	81,921	43,949	26,885	16,181	2,951
Total operating expenses	215,341	133,274	81,527	35,997	11,132
Loss from operations	(215,341)	(133,274)	(81,527)	(35,997)	(11,132)
Interest income, net	4,650	2,005	703	181	12
Loss before provision for income taxes	(210,691)	(131,269)	(80,824)	(35,816)	(11,120)
Provision for income taxes	61	56	—	—	—
Net loss	$(210,752)	$(131,325)	$(80,824)	$(35,816)	$(11,120)
Net loss per share, basic and diluted	$(3.67)	$(2.61)	$(1.89)	$(1.88)	$(3.80)
Weighted average shares used in computing net loss per share, basic and diluted	57,403	50,401	42,751	19,041	2,929

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$107,511	$73,487	$124,010	$76,777	$2,269
Working capital	274,607	162,512	240,230	192,359	571
Total assets	339,555	206,934	298,789	212,361	2,531
Accumulated deficit	(476,234)	(265,482)	(134,157)	(53,333)	(17,517)
Total stockholders' equity	298,947	177,805	285,972	206,251	671

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

Our lead CODIT product candidate, AR101, is an investigational biologic for the treatment of patients with peanut allergy, which affects approximately three million patients in the United States and three million patients in Europe. AR101 has received Fast Track and Breakthrough Therapy Designations for the treatment of patients 4-17 years of age from the United States Food and Drug Administration, or FDA. In February 2018, we announced positive data from our Phase 3 efficacy trial of AR101 in the United States, Canada and Europe, which we refer to as the PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults) trial. In November 2018, we announced positive topline results real-world experience safety trial of AR101 in the United States and Canada in patients ages 4-17, which we refer to as the RAMSES (Real-World AR101 Market-Supporting Experience Study in Peanut Allergic Children Ages 4-17 Years) trial.  In addition, we have two ongoing roll-over studies relating to the PALISADE and RAMSES trials.

We filed a Biologics License Application, or BLA, for AR101 with the FDA, in December 2018. The FDA initiated review of the BLA for AR101 in January 2019, and we expect that the FDA will determine whether the BLA has been accepted for filing by the end of March 2019. The FDA has made an initial determination that AR101, as an allergenic product candidate, is exempt from the Prescription Drug User Fee Act, as amended, or PDUFA. We are not aware of any instances in which the BLA for a product candidate that had been granted Breakthrough Therapy designation was reviewed by the FDA pursuant to processes and timelines not governed by PDUFA and, as a result, there is uncertainty as to whether the AR101 BLA will receive an expedited review typically granted to product candidates with such designation. However, we believe the FDA has had policies that pre-date and post-date PDUFA that would allow for expedited review of PDUFA-exempt applications, and we are currently engaged in discussions with the FDA regarding the review timeline for the AR101 BLA. If the Breakthrough Therapy designation for AR101 does not result in an expedited review of the BLA for AR101, the BLA will likely be reviewed under a twelve-month review period applicable to PDUFA-exempt applications. Our initial target patient population for AR101 is children and adolescents in the 4-17 age group with a diagnosed peanut allergy, which we estimate reached approximately 1.6 million patients in the United States alone during 2018.

In February 2018, we completed enrollment of 175 patients in our European Phase 3 efficacy trial designed with a higher efficacy bar of tolerating 1,000 mg of peanut protein in an exit food-challenge without anything more than mild, transient symptoms, which we refer to as the ARTEMIS (AR101 Trial in Europe Measuring Oral Immunotherapy Success or ARC008) trial. Treatment of all patients in this trial is now complete and we expect to report preliminary summary data from the trial in the first half of 2019.

We expect to submit a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in the first half of 2019. We maintain worldwide commercial rights to all of our product candidates, including AR101 and, if approved, currently intend to commercialize in the United States and Europe by developing a specialty sales force targeting a subset of the approximately 5,000 practicing allergists in the United States and allergy-focused clinicians in major European markets.

We are in the process of developing formulations for additional CODIT product candidates beyond peanut allergy and has formulation and manufacturing activities ongoing for a product candidate designed to treat egg allergy, AR201 and are exploring a product candidate designed to treat multi-nut allergy, including walnut allergy. Review of our investigational new drug application, or IND, for AR201 was completed by the FDA in February 2019. As such, we have been cleared to advance AR201 into a Phase 2 clinical trial, which we expect to commence in mid-2019. In addition, we are also conducting research and development activities for potential CODIT product candidates targeting other food allergies, including cow’s milk allergy.

We maintain worldwide commercial rights to all of our product candidates, including AR101 and, if any of our product candidates are approved, we currently intend to commercialize in the United States and Europe by developing a specialty sales force targeting a subset of the approximately 5,000 practicing allergists in the United States and allergy-focused clinicians in major European markets.

Since commencing our operations in 2011, substantially all our efforts have been focused on research, development and AR101. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred net losses of $210.8 million, $131.3 million and $80.8 million for the years ended December 31, 2018, 2017, and 2016, respectively, and used $169.1 million of cash in operations for the year ended December 31, 2018. As of December 31, 2018, our accumulated deficit was $476.2 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize AR101, and as we develop other product candidates.

In February and March 2018, we issued and sold an aggregate of 6,325,000 shares of our common stock in an underwritten public offering at a price to the public of $32.00 per share, including the closing of the full exercise of the underwriters’ option to purchase an additional 825,000 shares of common stock.  In addition, in November 2018, we sold an additional 3,237,529 shares of our common stock to Nestlé Health Science at a price of $30.27 per share, for aggregate proceeds of $98.0 million.

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches. Of the total loan amount, $40.0 million was funded upon the closing of the transaction, with $85.0 million to be funded upon FDA approval of AR101 and satisfaction of other customary borrowing conditions, and $45.0 million to be made available at our option in 2020, upon the satisfaction of certain borrowing conditions.

We currently utilize contract manufacturers for all our manufacturing activities. In June 2015, we entered into a lease for a manufacturing facility in Clearwater, Florida. In June 2017, we completed the construction of the manufacturing facility within the leased building, which we intend to handle full-scale cGMP (current Good Manufacturing Practices) commercial production of AR101, if approved, and supply future clinical trials of AR101. This manufacturing facility became operational in November 2018. We plan to continue to rely on the contract manufacturer that is located at the same site to manage the operations of this new manufacturing facility. Additionally, we currently utilize specialized clinical vendors, clinical trial sites, consultants, and clinical research organizations, or CROs, to ensure the proper and timely conduct of our clinical trials, and we do not yet have a sales organization. We expect to continue to significantly increase our investment in our manufacturing process and commercial organization as we prepare for the filing of a MAA with the EMA and prepare for the potential approval of our BLA for AR101 in the United States and commercial launch of AR101.

Credit Agreement with KKR

In January 2019, we entered into a Credit Agreement with KKR Peanut Aggregator L.P., an affiliate of KKR LLC, which we refer to, together with the several banks and other financial institutions from time to time party to the Credit Agreement, collectively as the Lenders, and Cortland Capital Market Services LLC, as the administrative agent and the collateral agent, or Agent.  The Credit Agreement consists of a six-year term loan facility for an up to aggregate principal amount of $170.0 million, which we refer to as the Term Loans.  The Credit Agreement provides for an initial Term Loan of $40.0 million, which was funded in January 2019.  Subject to the fulfillment of certain customary conditions precedent, including the issuance of an approval letter by the FDA with respect to a AR101 BLA on or prior to December 31, 2020, we must draw an additional $85.0 million of the Term Loans.  At our option and, subject to the fulfillment of customary conditions precedent, including our achievement of aggregate net sales (as defined in the agreement) for AR101 by July 31, 2020 in an amount of at least $30.0 million, we may draw the remaining $45.0 million of the Term Loans.  The Term Loans under the Credit Agreement bear interest through maturity, at our election, with respect to (a) ABR Loans, 6.50% per annum and (b) LIBOR Loans, 7.50% per annum.  We will begin paying accrued interest on outstanding Term Loans on March 31, 2019, and on the last business day of each March, June, September and December thereafter while any Term Loan is outstanding, as well as on the final maturity date of the Term Loans.  For each interest payment date until and including the fiscal quarter ending June 30, 2020, we have the option to elect whether the interest payments due on such interest payment date shall be paid in cash or paid in kind and capitalized.  We have selected to pay in kind and have the interest capitalized for the fiscal quarter ending March 31, 2019.

Principal payments on the Term Loans are paid according to the following schedule: (i) on December 31, 2023, 50.0% of the outstanding principal amount of the Term Loans as of such date, including any capitalized interest, (ii) on each interest payment date thereafter, 12.5% of the outstanding principal amount of the Term Loans as of December 31, 2023 and (iii) on January 3, 2025, any remaining outstanding balance of the Term Loans.  We are also required to make mandatory prepayments of the Term Loans under the Credit Agreement, subject to specified exceptions, with the proceeds of asset sales, debt issuances, royalty transactions, collaboration transactions, and specified other events.  In addition, upon the occurrence of a change of control, we must prepay, the outstanding amount of the Term Loans.

If all or any of the Term Loans are prepaid or required to be prepaid under the Credit Agreement, then we will pay, in addition to such prepayment, a prepayment premium equal to (i) with respect to any such prepayment paid on or prior to January 3, 2021, the amount, if any, by which (a) the present value as of such date of determination of (x) 105.00% of the principal amount of the Term Loans prepaid plus (y) all required interest payments that would have been due on the principal amount of the Term Loans prepaid through and including January 3, 2021, computed using a discount rate equal to the treasury rate most nearly equal to the period from such date of prepayment to January 3, 2021 plus 50 basis points exceeds (b) the principal amount of the Term Loans prepaid, (ii) with respect to any prepayment paid or required to be paid after January 3, 2021 but on or prior to January 3, 2022, 5.00% of the principal amount of the Term Loans prepaid, (iii) with respect to any prepayment paid or required to be paid after January 3, 2022 but on or prior to January 3, 2023, 2.00% of the principal amount of the Term Loans prepaid and (iv) with respect to any prepayment paid or required to be prepaid thereafter, 0.00% of the principal amount of the Term Loans prepaid.  If we receive an approval letter by the FDA with respect to a AR101 BLA on or prior to December 31, 2020, we must pay on the earlier of (i) the date on which commitments have been terminated and no Term Loans are outstanding and (ii) the Interest Payment Date falling in the first full fiscal quarter after receipt of such regulatory approval, a premium in an amount equal to $3.4 million and the prepayment premium for such date on a principal amount equal to $85.0 million.  The premium with respect to the regulatory approval described in the immediately preceding sentence is not due if we draw the additional (after the first $40.00 million) $85.0 million of the Term Loans.

Upon the prepayment or repayment of all or any of the Term Loans, we will pay an additional (in addition to the prepayment premium) exit fee in an amount equal to 4.00% of the principal amount of the Term Loans prepaid or repaid.  In addition, we paid certain customary fees and expenses to the Agent and other service providers upon the closing of the transaction.

The obligations under the Credit Agreement are secured by a lien on substantially all of our tangible and intangible property.  The Credit Agreement contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, require us and our subsidiary guarantors to satisfy a minimum cash balance covenant and restricts our ability and each of our subsidiaries’ ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock.  A failure to comply with these covenants could permit the Lenders under the Credit Agreement to declare the Term Loans, together with accrued interest and fees, to be immediately due and payable.

Collaboration with Nestle Health Science

In November 2016, we entered into a two-year strategic collaboration with an affiliate of Nestle Health Science US Holdings, Inc. for the advancement of food allergy therapeutics and issued and sold to Nestle Health Science US Holdings, Inc. (together with its affiliate, Nestle Health Science) 7,552,084 shares of common stock in a private placement at a price of $19.20 per share, which represented approximately 15.1% of our outstanding shares at the time of the transaction. Subject to certain limited exceptions, Nestle Health Science agreed to a two-year market standoff provision under which it agreed not to sell or transfer any of our common stock or other securities. Subject to certain limited exceptions, Nestle Health Science also agreed to a two-year standstill agreement under which Nestle Health Science agreed not to acquire us through any means. We agreed to register the resale of the shares that Nestle Health Science purchased on a registration statement to be filed with the SEC upon the request of Nestle Health Science, which cannot make the request prior to the 45th day preceding the end of the market standoff provision. The investment and the collaboration do not include any development milestones, product marketing rights or royalties.

In November 2018, we entered into an extension of the strategic collaboration on similar terms and issued and sold an additional 3,237,529 shares of our common stock in a private placement at a price of $30.27 per share for aggregate proceeds of $98.0 million, increasing Nestlé Health Science’s ownership of Aimmune to approximately 19%. The transaction documents include the extension of the registration rights, standstill rights and market standoff provisions.  We are not subject to any partnership, collaboration, or negotiation restrictions under the extension agreements.  In addition, we retain all rights to our current and future pipeline assets, and we and Nestlé Health Science expect to continue to collaborate towards the successful development of such assets.

The initial investment launched a two-year strategic collaboration, which was extended for an additional two years in November 2018, between us and Nestle Health Science, the terms of which enable both parties to discuss our current and future oral immunotherapy development programs through a newly established pipeline forum. Nestle Health Science will provide ongoing scientific, regulatory, and commercial expertise and advice to us through the pipeline forum. Any information disclosed in the collaboration will remain our confidential information, and any new ideas or inventions that arise that relate to our products will be our solely owned intellectual property. If we elect to seek a partner or collaborator for one of our oral immunotherapy development programs during the two-year term of the collaboration, Nestle Health Science will have a three-month period to negotiate exclusively with us. During the term of the collaboration, and for so long as Nestle Health Science holds not less than ten percent of our outstanding common stock, Nestle Health Science will be entitled to designate one nominee to serve as a director on our Board of Directors. In November 2016, Greg Behar joined our Board of Directors on behalf of Nestle Health Science. The strategic collaboration agreement contains a non-competition covenant pursuant to which Nestle Health Science has agreed not to engage in certain activities relating to OIT for the treatment of food allergies.

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

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees and directors based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The fair value of ESPP is expensed over the purchase period, which is generally six months, on a straight-line basis.

We recorded stock-based compensation expense of $32.7 million, $16.7 million and $12.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

In determining the fair value of the stock-based awards used to calculate stock-based compensation expense, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires judgment to determine.

•

Expected Term. The expected term of stock-bases awards represents the weighted average period the stock-based awards are expected to be outstanding. We have opted to use the simplified method for estimating the expected term as provided by the Securities and Exchange Commission Staff Accounting Bulletin, or SAB, 110 as our stock-based awards are considered “plain vanilla”. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options. We plan to continue to use the simplified method under SAB 110 until we have sufficient exercise history as a publicly traded company.

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

•

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the stock-based award.

•

Expected Dividend Yield. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero for all years presented.

Restricted Stock Units, or RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period).

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average grant date fair value of stock options granted were as follows:

	Year Ended December 31,
	2018	2017	2016
Expected volatility	67.8%	73.1%	74.5%
Risk-free interest rate	2.5%	2.0%	1.7%
Expected dividend yield	—	—	—
Expected term (in years)	6.0	6.0	6.0
Weighted average grant date fair value	$19.53	$13.70	$10.53

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

As of December 31, 2018, we had $52.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 2.5 years. For stock option awards subject to ratable vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award. In future periods, our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.

Recent Accounting Pronouncements

The information required by this item is included in Note 2, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Results of Operations

Comparison of the years ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$133,420	$89,325	$44,095	49%
General and administrative	81,921	43,949	37,972	86%
Total operating expenses	215,341	133,274	82,067	62%
Loss from operations	(215,341)	(133,274)	(82,067)	62%
Interest income, net	4,650	2,005	2,645	132%
Loss before provision for income taxes	(210,691)	(131,269)	(79,422)	61%
Provision for income taxes	61	56	5	9%
Net loss	$(210,752)	$(131,325)	$(79,427)	60%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(In thousands)
External clinical-related expenses	$86,577	$62,723	$23,854	38%
Employee-related costs	27,903	16,492	11,411	69%
Stock-based compensation expense	9,945	5,077	4,868	96%
Facilities and other costs	8,995	5,033	3,962	79%
Total research and development	$133,420	$89,325	$44,095	49%

Research and development expenses increased by $44.1 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to increased external clinical-related expenses, employee-related costs, stock-based compensation expense and facilities and other costs. External clinical-related costs increased primarily due to the progression of certain AR101 clinical trials, including RAMSES, ARC008, ARTEMIS and ARC011,the close-out of clinical trials, and higher contract manufacturing costs to support clinical development and regulatory activities.  Employee-related costs and stock-based compensation expense increased primarily due to increased headcount to support continued development of AR101. Facilities and other costs increased primarily due to the allocation of higher facilities and information technology costs, which are allocable from general and administrative to research and development expenses based on headcount.

We expect research and development expenses to continue to increase in the near-term as our clinical trials related to the AR101 development program progress, as we advance our CODIT product candidates for the treatment of egg allergy and multi-nut allergy into clinical trials and as we develop additional CODIT product candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(In thousands)
Employee-related costs	$22,949	$14,068	$8,881	63%
Stock-based compensation expense	22,787	11,642	11,145	96%
External professional services	35,028	16,649	18,379	110%
Facilities and other costs	1,157	1,590	(433)	-27%
Total general and administrative	$81,921	$43,949	$37,972	86%

General and administrative expenses increased by $38.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to increased external professional services costs, stock-based compensation expense and employee-related costs. External professional services increased primarily due to consulting services for commercial planning, medical education and grants, and support for AR101. Stock-based compensation expense increased primarily due to the January 2018 issuance of restricted common stock in connection with the expansion and extension of our long-term commercial supply agreement with GPC and modification of certain executives’ stock options resulting from their planned separation. Employee-related costs increased primarily due to increased headcount. The increased headcount was for additional administrative support for the continued buildout of our infrastructure to support the potential commercialization of AR101, including the establishment of key commercial functions such as marketing, market access and medical affairs.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure, including the hiring of additional personnel, incur expenses related to commercial planning for AR101 and recognize expenses in connection with the vesting of the restricted common stock issued to GPC.

Interest Income, net

Interest income, net, increased by $2.6 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to higher average cash, cash equivalents, and investment balances during the period.

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2018 is due to income tax expense generated from our foreign subsidiaries.

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

Research and development expenses increased by $34.7 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to increased external clinical-related expenses, employee-related costs and facilities and other costs. External clinical-related costs increased primarily due to the progression of the AR101 program, which include the RAMSES, ARC008, ARTEMIS and ARC011 clinical trials that commenced in 2017, and higher contract manufacturing costs to support clinical development. Employee-related costs increased primarily due to increased headcount to support continued development of AR101. Facilities and other costs increased primarily due to the allocation of higher facilities and information technology costs, which are allocable from general and administrative to research and development expenses based on headcount.

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

General and administrative expenses increased by $17.1 million for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to increased external professional services, stock-based compensation expense and employee-related costs, which increases were partially offset by a decrease in facilities and other costs. External professional services increased primarily due to consulting services for commercial planning and support for AR101. Stock-based compensation expense increased primarily due to increased headcount, higher valuation of stock options granted and the modification of the CEO’s stock options resulting from the recent announcement of his retirement. Employee-related costs increased primarily due to increased headcount for additional administrative support as we continue to build infrastructure to support our clinical trials and potential commercialization of AR101. Facilities and other costs decreased primarily due to the allocation of higher facilities and information technology costs, which are allocable from general and administrative to research and development expenses based on headcount.

Interest Income, net

Interest income, net, increased by $1.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to higher average cash and investment balances during the period.

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2017 is due to income tax expense generated from our foreign subsidiaries.

Liquidity and Capital Resources

As of December 31, 2018, we had cash, cash equivalents and investments of $303.9 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory approval of AR101 in the United States.

In November 2016, we and Nestle Health Science entered into the Purchase Agreement, pursuant to which we issued and sold 7,552,084 shares of our common stock, par value $0.0001 per share, to Nestle Health Science for an aggregate cash purchase price of $145.0 million.

In February and March 2018, we issued and sold an aggregate of 6,325,000 shares of our common stock in an underwritten public offering at a price to the public of $32.00 per share, including the closing of the full exercise of the underwriters’ option to purchase an additional 825,000 shares of common stock.  In addition, in November 2018, we sold an additional 3,237,529 shares of our common stock to Nestlé Health Science at a price of $30.27 per share, for aggregate proceeds of $98.0 million.

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches. Of the total loan amount, $40.0 million was funded upon the closing of the transaction, with $85.0 million to be funded upon FDA approval of AR101 and satisfaction of other customary borrowing conditions, and $45.0 million to be made available at our option in 2020 upon the satisfaction of certain borrowing conditions. The loan can be prepaid at our discretion, at any time, subject to prepayment fees.  The weighted-average interest rate will be calculated based on the daily cost of borrowing, reflecting the relevant adjusted London Interbank Offered Rate, or LIBOR, or Alternate Base Rate, or ABR plus the applicable margin. We have the option to elect to make interest payments from available funds or make interest payments in kind by capitalizing such interest amounts on the applicable interest payment date by adding the amounts to the outstanding principal amount of the loan. Any capitalized amounts shall thereafter bear interest. The Company has selected to pay in kind and have the interest capitalized for the fiscal quarter ending March 31, 2019.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for, and begin to commercialize one or more of our product candidates, which is subject to significant uncertainty. If our BLA for AR101 receives expedited review and we receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 in the United States in the second half of 2019. However, we may not receive expedited review of our AR101 BLA from the FDA, notwithstanding our receipt of Breakthrough Therapy designation for AR101, in which case our ability to commence commercial sales of AR101 in the United States maybe delayed.  Even if we are able to commence commercial sales in 2019, we may need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Summary Statement of Cash Flows

Comparison of the years ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017	Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(169,128)	$(99,605)	$(69,523)
Investing activities	(96,010)	42,562	(138,572)
Financing activities	299,162	6,520	292,642
Net change in cash and cash equivalents	$34,024	$(50,523)	$84,547

Net Cash Used In Operating Activities

Net cash used in operating activities was $169.1 million for the year ended December 31, 2018, an increase of $69.5 million from $99.6 million for the year ended December 31, 2017. This increase was primarily due to higher net loss from operations resulting from increased research and development and general and administrative expenses.

Net Cash Used In Investing Activities

Net cash used in investing activities was $96.0 million for the year ended December 31, 2018, a decrease of $138.6 million from net cash provided by investing activities of $42.6 million for the year ended December 31, 2017. The decrease was primarily due to the timing of net purchases of various investments and capitalized assets.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $299.2 million for the year ended December 31, 2018, an increase of $292.6 million from $6.5 million for the year ended December 31, 2017. The increase was primarily due to net cash proceeds of $190.4 million resulting from the issuance of our common stock in our public offering in February and March 2018 and net cash proceeds of $98.0 million from the issuance of our common stock in a private placement with Nestle Health Science.

As of December 31, 2018, we had cash, cash equivalents and investments of $303.9 million.

Comparison of the years ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016	Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(99,605)	$(56,614)	$(42,991)
Investing activities	42,562	(43,896)	86,458
Financing activities	6,520	147,843	(141,323)
Net change in cash and cash equivalents	$(50,523)	$47,333	$(97,856)

Net Cash Used In Operating Activities

Net cash used in operating activities was $99.6 million for the year ended December 31, 2017, an increase of $43.0 million, from $56.6 million for the year ended December 31, 2016. This increase was primarily due to higher net loss from operations resulting from increased research and development and general and administrative expenses.

Net Cash Used In Investing Activities

Net cash provided by investing activities was $42.6 million during the year ended December 31, 2017, an increase of $86.5 million from net cash used in investing activities of $43.9 million for the year ended December 31, 2016. The increase was primarily due to the timing of purchases of various investments we have made as we monitor the balance of our portfolio’s investments while managing our cash requirements.

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

Contractual Obligations and Other Commitments

The following table summarizes our future contractual obligations as of December 31, 2018:

	Years
	Total	Less than 1	1–3	3–5	More than 5
	(In thousands)
Operating leases	$18,495	3,133	$6,743	$6,875	$1,744
Capital lease	111	33	69	9	—
Other purchase commitments and obligations (1), (2), (3)	—	—	—	—	—
Total contractual obligations	$18,606	$3,166	$6,812	$6,884	$1,744

(1)

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

Pursuant with the restated agreement, our purchase obligation commences with the first delivery of peanut flour for commercial use, which we currently anticipate will not occur prior to 2019. Assuming that our first delivery for commercial use occurs in 2019, which is not assured, the aggregate purchase commitment under this agreement would be $3.3 million over a term of ten years.

(2)

In December 2018, we entered into an exclusive supply agreement for egg protein with Michael Foods, Inc. Pursuant to the agreement, we have exclusive access to the clinical and commercial use of Michael Foods’ egg products for any egg allergy treatment, prevention or cure for a period of up to 15 years beyond the potential approval of AR201.

(3)

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches. Of the total loan amount, $40.0 million was funded upon the closing of the transaction, with $85.0 million to be funded upon FDA approval of AR101 and satisfaction of other customary borrowing conditions, and $45.0 million to be made available at our option in 2020 upon the satisfaction of certain borrowing conditions. The loan can be prepaid at our discretion, at any time, subject to prepayment fees. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting the relevant adjusted LIBOR Rate or ABR plus the applicable margin. We have the option to elect to make interest payments from available funds or make interest payments in kind by capitalizing such interest amounts on the applicable interest payment date by adding the amounts to the outstanding principal amount of the loan. Any capitalized amounts shall thereafter bear interest. The Company has selected to pay in kind and have the interest capitalized for the fiscal quarter ending March 31, 2019.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2018, we had cash, cash equivalents and investments of $303.9 million, which consisted primarily of money market funds, agency securities, corporate securities, U.S. government securities and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. However, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of December 31, 2018, a hypothetical 100 basis point change in interest rates would result in a $0.8 million change in the fair market value of the portfolio. Any changes would only be realized if we sold the investments prior to maturity.

We had no outstanding debt as of December 31, 2018. In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches. Of the total loan amount, $40.0 million was funded upon the closing of the transaction, with $85.0 million to be funded upon FDA approval of AR101 and satisfaction of other customary borrowing conditions, and $45.0 million to be made available at our option in 2020, upon the satisfaction of certain borrowing conditions. The loan can be prepaid at our discretion, at any time, subject to prepayment fees. The weighted-average interest rate will be calculated based on the daily cost of borrowing, reflecting the relevant adjusted London Interbank Offered Rate or Alternate Base Rate plus the applicable margin. We have the option to elect to make interest payments from available funds or make interest payments in kind by capitalizing such interest amounts on the applicable interest payment date by adding the amounts to the outstanding principal amount of the loan. Any capitalized amounts shall thereafter bear interest. The Company has selected to pay in kind and have the interest capitalized for the fiscal quarter ending March 31, 2019.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements, and the related notes thereto, of Aimmune Therapeutics, Inc. and the Report of the Company’s Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	86

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Aimmune Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aimmune Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

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

San Francisco, California
February 28, 2019

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$107,511	$73,487
Short-term investments	196,421	108,943
Prepaid expenses and other current assets	8,687	6,681
Total current assets	312,619	189,111
Property and equipment, net	26,328	17,205
Prepaid expenses and other assets	608	618
Total assets	$339,555	$206,934
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,833	$5,095
Accrued liabilities	29,144	21,478
Other current liabilities	35	26
Total current liabilities	38,012	26,599
Other liabilities	2,596	2,530
Total liabilities	40,608	29,129
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share - 10,000 shares authorized at December 31, 2018 and 2017; 0 shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, par value $0.0001 per share—290,000 shares authorized as of December 31, 2018 and 2017; 62,142 and 51,091 shares issued and outstanding as of December 31, 2018 and 2017, respectively (including 0 and 47 shares subject to repurchase, legally issued and outstanding as of December 31, 2018 and 2017, respectively)	6	5
Additional paid-in capital	775,283	443,390
Accumulated other comprehensive loss	(108)	(108)
Accumulated deficit	(476,234)	(265,482)
Total stockholders’ equity	298,947	177,805
Total liabilities and stockholders’ equity	$339,555	$206,934

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Operating expenses
Research and development	$133,420	$89,325	$54,642
General and administrative	81,921	43,949	26,885
Total operating expenses	215,341	133,274	81,527
Loss from operations	(215,341)	(133,274)	(81,527)
Interest income, net	4,650	2,005	703
Loss before provision for income taxes	(210,691)	(131,269)	(80,824)
Provision for income taxes	61	56	—
Net loss	(210,752)	(131,325)	(80,824)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	—	(81)	61
Comprehensive loss	$(210,752)	$(131,406)	$(80,763)

Net loss per share, basic and diluted	$(3.67)	$(2.61)	$(1.89)
Weighted average shares used in computing net loss per share, basic and diluted	57,403	50,401	42,751

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	deficit	Equity
Balance as of December 31, 2015	42,239	$4	$259,668	$(88)	$(53,333)	$206,251
Issuance of common stock upon exercise of vested options	413	—	2,843	—	—	2,843
Issuance of common stock upon securities purchase agreement	7,552	1	144,999	—	—	145,000
Stock-based compensation	—	—	12,641	—	—	12,641
Other comprehensive gain	—	—	—	61	—	61
Net loss	—	—	—	—	(80,824)	(80,824)
Balance as of December 31, 2016	50,204	$5	$420,151	$(27)	$(134,157)	$285,972
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	887	—	6,520	—	—	6,520
Stock-based compensation	—	—	16,719	—	—	16,719
Other comprehensive loss	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(131,325)	(131,325)
Balance as of December 31, 2017	51,091	$5	$443,390	$(108)	$(265,482)	$177,805
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	1,188	0	10,726	—	—	10,726
Issuance of common stock upon public offering	6,325	1	190,435	—	—	190,436
Issuance of common stock upon securities agreement	3,538	—	98,000	—	—	98,000
Stock-based compensation	—	—	32,732	—	—	32,732
Net loss	—	—	—	—	(210,752)	(210,752)
Balance as of December 31, 2018	62,142	$6	$775,283	$(108)	$(476,234)	$298,947

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(210,752)	$(131,325)	$(80,824)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,598	966	534
Stock-based compensation expense	32,732	16,719	12,641
Investment premium amortization, net	(886)	511	919
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,995)	(1,435)	3,967
Accounts payable	2,688	2,315	(994)
Accrued liabilities	7,412	11,557	6,803
Other liabilities	75	1,087	340
Net cash used in operating activities	(169,128)	(99,605)	(56,614)
Cash flows from investing activities:
Purchases of property and equipment	(9,420)	(6,425)	(7,665)
Purchases of investments	(261,293)	(129,534)	(197,178)
Maturities of investments	174,703	178,521	160,947
Net cash provided by (used in) investing activities	(96,010)	42,562	(43,896)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	288,435	6,520	145,000
Net cash proceeds from exercise of stock options, including early exercise	10,727	—	2,843
Net cash provided by financing activities	299,162	6,520	147,843
Net increase (decrease) in cash and cash equivalents	34,024	(50,523)	47,333
Cash and cash equivalents at the beginning of the year	73,487	124,010	76,677
Cash and cash equivalents at the end of the year	$107,511	$73,487	$124,010
Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment reported in accounts payable	$1,301	$1,355	$558
Supplemental cash flow disclosures:
Cash paid for taxes	$148	$39	$—

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

Since inception, we have incurred net losses and negative cash flows from operations. During the year ended December 31, 2018, we incurred a net loss of $210.8 million and used $169.1 million of cash in operations. As of December 31, 2018, we had an accumulated deficit of $476.2 million and we do not expect to experience positive cash flows in the near future. As of December 31, 2018, we had cash, cash equivalents and investments of $303.9 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory approval of AR101, our lead CODITTM product candidate, in the United States for AR101. We have financed our operations to date primarily through private placements of our equity securities, public offerings of our common stock, and loan agreements. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include raising additional capital, the successful and timely completion of our clinical trials, our ability to control expenses, obtaining U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval, and generating sufficient revenue in the United States and Europe. Failure to obtain FDA and EMA approval, commercialize our lead product candidate, manage discretionary expenditures, or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

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

The useful lives of property and equipment are as follows:

Computer equipment	3 years
Furniture and office equipment	4 years
Manufacturing equipment	7 years
Buildings	25 years
Leasehold improvements	Shorter of remaining lease terms or useful life

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

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees and directors based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The fair value of the shares granted pursuant to the 2015 Employee Stock Purchase Plan (the “2015 ESPP”) is expensed over the purchase period, which is generally six months, on a straight-line basis.

In determining the fair value of the stock-based awards used to calculate stock-based compensation expense, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires judgment to determine.

•

Expected Term. The expected term of stock-based awards represents the weighted average period the stock-based awards are expected to be outstanding. We have opted to use the simplified method for estimating the expected term as provided by the Securities and Exchange Commission Staff Accounting Bulletin, or SAB, 110 as our stock-based awards are considered “plain vanilla”. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options. We plan to continue to use the simplified method under SAB 110 until we have sufficient exercise history as a publicly traded company.

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

•

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the stock-based award.

•

Expected Dividend Yield. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero for all years presented.

Restricted Stock Units, or “RSUs” are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period).

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

Net Loss per Share

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Year Ended December 31,
	2018	2017	2016
Stock options	7,133,113	6,629,111	5,429,267
Restricted stock units	309,847	16,638	17,000

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

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance establishes that an entity should account for the effects of a modification to the terms or conditions of a share-based payment award, unless all three of the following conditions are met: (a) the fair value of the modified award is the same as the fair value of the original award immediately before the modification, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification, and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classifications of the original award immediately before the original award was modified. We adopted ASU 2017-09 in the first quarter of 2018. There was no impact to our consolidated financial statements as a result of adopting this standard.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230), which establishes that the statement of cash flows show the changes in cash, cash equivalents and amounts generally described as restricted cash. As a result, entities will no longer have to determine how to classify transfers to and from restricted cash within the statement of cash flows. An entity will be required to reconcile the total cash, cash equivalents and amounts generally described as restricted cash on the statement of cash flows to the amounts in the balance sheet and disclose the nature of any restrictions on its cash, cash equivalents or amounts generally described as restricted cash. We adopted ASU 2016-18 in the first quarter of 2018. There was no impact to our consolidated financial statements as a result of adopting this standard.

In October 2016, the FASB, issued ASU, 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other Than Inventory, which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory. We adopted ASU 2016-16 in the first quarter of 2018. There was no impact to our consolidated financial statements as a result of adopting this standard.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted ASU 2016-15 in the first quarter of 2018. There was no impact to our consolidated financial statements as a result of adopting this standard.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for fiscal periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2018-13 will have on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB, issued ASU 2016-02, Leases (Topic 842), which requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.

We will adopt the standard effective in the first quarter of 2019 and will not restate comparative periods upon adoption. We will elect a package of practical expedients for leases that commenced prior to January 1, 2019 and will not reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases. We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

We currently expect that our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase the total assets and total liabilities that we report relative to such amounts prior to adoption. We estimate adoption of the standard will result in the recognition of right of use assets and additional net lease liabilities of approximately $12.0 million, respectively. Refer to Note 5 for further information on our operating lease commitments. We plan to adopt Topic 842 using the alternative modified retrospective approach with the cumulative effect of adoption recognized to retained earnings on January 1, 2019. We do not believe the new standard will have a material impact on our consolidated statements of operations, nor will it have a notable impact on our liquidity. The standard will also have no impact on our debt-covenant compliance under our current agreements.

3. Available-for-Sale Securities and Fair Value Measurements

The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$107,511	$—	$—	$107,511
Total cash and cash equivalents	$107,511	$—	$—	$107,511
Investments:
Agency securities	—	17,352	—	17,352
Corporate securities	—	54,474	—	54,474
Commercial paper	—	5,965	—	5,965
US government securities	—	118,630	—	118,630
Total investments	$—	$196,421	$—	$196,421

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$39,072	$—	$—	$39,072
Corporate securities	—	999	—	999
Commercial paper	—	33,416	—	33,416
Total cash and cash equivalents	$39,072	$34,415	$—	$73,487
Investments:
Agency securities	—	12,718	—	12,718
Corporate securities	—	28,345	—	28,345
Commercial paper	—	21,432	—	21,432
US government securities	—	46,448	—	46,448
Total investments	$—	$108,943	$—	$108,943

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value. During the years ended December 31, 2018 and 2017, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, as of December 31, 2018 and December 31, 2017 are as are as follows (in thousands):

	December 31, 2018
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Agency securities	$17,361	$-	$(9)	$17,352
Corporate securities	54,536	—	(62)	54,474
Commercial paper	5,965	—	—	5,965
US government securities	118,667	14	(51)	118,630
Total available-for-sale investments	$196,529	$14	$(122)	$196,421

	December 31, 2017
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Total fair value
Agency securities	$12,729	$-	$(11)	$12,718
Corporate securities	29,369	1	(26)	29,344
Commercial paper	54,848	—	—	54,848
US government securities	46,520	—	(72)	46,448
Total available-for-sale investments	$143,466	$1	$(109)	$143,358

At December 31, 2018, all of the available-for-sale securities have contractual maturities within one year. We periodically review our available-for-sale investments for other-than-temporary impairment loss. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the years ended December 31, 2018, 2017, and 2016 we did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	Year Ended December 31,
	2018	2017
Furniture and office equipment	$2,221	$1,655
Computer equipment	2,073	1,410
Manufacturing equipment	1,733	830
Leased equipment	100	100
Leasehold improvements	4,469	2,685
Buildings	688	688
Construction in progress	18,295	11,490
Property and equipment, gross	29,579	18,858
Less: accumulated depreciation	(3,251)	(1,653)
Property and equipment, net	$26,328	$17,205

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $1.6 million, $1.0 million and $0.5 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	Year Ended December 31,
	2018	2017
Compensation and benefits	$8,912	$6,205
Research and development	15,504	12,716
Professional and consulting	4,691	2,370
Other	37	187
Total accrued liabilities	$29,144	$21,478

5. Commitments and Contingencies

Facility Leases

In 2015, we entered into lease agreements for our corporate headquarters in Brisbane, California for 38,020 square feet of office space. In June 2017, we entered into a second lease amendment, under which we leased an additional 14,841 square feet of office space. The term for the additional space commenced on January 1, 2018 and terminates on June 30, 2024. Additionally, the term of the existing office space has been extended so that it is coterminous with the new space.We are responsible for operating expenses over base operating expenses as defined in the original lease agreement.

In June 2015, we signed a facility lease for a manufacturing facility for approximately 20,000 square feet of manufacturing space in Clearwater, Florida. The initial term of the lease is for 120 months. For accounting purposes, due to the nature and extent of our involvement with the construction of this manufacturing facility, we were considered to be the owner of the assets during the construction period through the lease commencement date, even though the lessor is responsible for funding and repairing components of the building shell and constructing a portion of the related building infrastructure. We capitalized $0.7 million for costs incurred by the lessor in constructing the building shell and recognized a corresponding amount included within other liabilities. Construction to this building commenced in July 2015 and as of December 31, 2018, we have incurred approximately $24.5 million of construction and equipment costs related to the building, of which $17.8 million is recorded in construction in progress. We are responsible for operating expenses including real estate taxes as defined in the manufacturing facility lease agreement.

In September 2018, we entered into a lease for office space in Durham, North Carolina for 5,099 square feet of office space. The lease is expected to expire in February 2024.

In November 2018, we entered into a lease for part of a floor of office space in London, United Kingdom. The lease is expected to expire in November 2023. As a part of the lease, we have a contractual requirement to remove the tenant improvements and restore the leased office space to a condition as specified in the lease agreement.

Total future aggregate minimum lease payments under our operating leases, are as follows (in thousands):

Year Ended December 31,
2019	$3,133
2020	3,330
2021	3,413
2022	3,497
2023	3,378
and thereafter	1,744
Total	$18,495

Rent expense under operating leases for the years ended December 31, 2018, 2017 and 2016 was $3.8 million, $2.4 million and $1.7 million, respectively.

Capital Lease

In July 2016, we entered into a five year capital lease agreement for certain equipment in our Florida manufacturing facility. The current portion of the capital lease obligation is included in Other Current Liabilities and the noncurrent portion is included in Other Liabilities.

The following is a schedule of future minimum lease payments due under the capital lease obligation as of December 31, 2018 (in thousands):

Year Ended December 31,
2019	$33
2020	34
2021	35
2022	9
2023	—
Total capital lease obligation	111
Less: amount representing interest	(33)
Present value of net minimum capital lease payments	78
Less: current portion	(17)
Total noncurrent capital lease obligation	$61

Asset Retirement Obligation

          We recognized the estimated fair value of our asset retirement obligation related to our office space in London, United Kingdom in long-term liabilities in November 2018. The fair value of the asset retirement obligation is also capitalized as construction in progress. The fair value of the asset retirement obligation was estimated by discounting projected cash flows over the estimated life of the related assets using our credit adjusted risk-free rate. Our asset retirement obligation consists of a contractual requirement to remove the tenant improvements at our office space in London, United Kingdom and restore the lease office space to a condition as specified in the lease agreement.

The following is the activity for our asset retirement obligation included in long-term liabilities (in thousands):

Balance as of December 31, 2017	$—
Liabilities incurred during the year	88
Balance as of December 31, 2018	$88

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

Pursuant with the restated agreement, our purchase obligation commences with the first delivery of peanut flour for commercial use, which we currently anticipate will not occur prior to 2019. Assuming that our first delivery for commercial use occurs in 2019, which is not assured, the aggregate purchase commitment under this agreement would be $3.3 million over a term of ten years.

In December 2018, we entered into an exclusive supply agreement for egg protein with Michael Foods, Inc. Pursuant to the agreement, we have exclusive access to the clinical and commercial use of Michael Foods’ egg products for any egg allergy treatment, prevention or cure for a period of up to 15 years beyond the potential approval of AR201.

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

6. Stockholders’ Equity

Convertible Preferred Stock

As of December 31, 2018 and 2017, we had authorized 10,000,000 shares of convertible preferred stock, and no shares of convertible preferred stock were issued and outstanding.

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

In November 2018, we entered into an extension of the strategic collaboration on similar terms and issued and sold an additional 3,237,529 shares of our common stock in a private placement at a price of $30.27 per share for aggregate proceeds of $98.0 million, increasing Nestlé Health Science’s ownership of Aimmune to approximately 19%. The transaction documents include the extension of the registration rights, standstill rights and market standoff provisions.  We are not subject to any partnership, collaboration, or negotiation restrictions under the extension agreements.  In addition, we retain all rights to our current and future pipeline assets.

In February and March 2018, we issued and sold an aggregate of 6,325,000 shares of our common stock in an underwritten public offering at a price to the public of $32.00 per share, including the closing of the full exercise of the underwriters’ option to purchase an additional 825,000 shares of common stock, for proceeds of $190.4 million, net of underwriting discounts and commissions and offering expenses.

We issued Archer Daniels Midland Company 300,000 shares of restricted common stock, vesting in four tranches over a 3.5-year period. Refer to Note 5 for further information.

7. Stock-Based Awards

Equity Plans

In July 2015, we adopted the 2015 Stock Plan, or the 2015 Plan. Under the 2015 Plan, 4,681,544 shares of our common stock were initially reserved for the issuance of stock options and restricted stock to employees, directors, and consultants under terms and provisions established by the Board of Directors, or the Board, and approved by our stockholders. As of December 31, 2018 and December 31, 2017 there were 4,364,963 and 4,313,423 and shares available for future grant, respectively.

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

In August 2015, we adopted the 2015 ESPP, which commenced on January 1, 2018. Under the 2015 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2015 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. We issued 41,030 shares at a weighted average price of $25.28 per share during the year ended December 31, 2018. As of December 31, 2018, 1,784,363 shares under the ESPP remain available for purchase.

Our 2013 Stock Plan, or the 2013 Plan, which was originally adopted during January 2013, was terminated upon consummation of our IPO in August 2015. As a terminated plan, no further options can be granted from the 2013 Plan, and no further shares are reserved for issuance under the 2013 Plan.

Prior to its termination, the 2013 Plan allowed employees to exercise a stock option in exchange for cash before the requisite service is provided (e.g., before the award is vested under its original terms); however, such arrangements permit us to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. Such an exercise is not substantive for accounting purposes. Therefore, the payment received by us for the exercise price is recognized as an early exercise liability on the consolidated balance sheets and will be transferred to common stock and additional paid-in capital as such shares vest. As of December 31, 2018 and December 31, 2017, 0 and 46,973 unvested shares were legally issued and outstanding, respectively. In connection with these unvested shares, we have recorded an early exercise liability as of December 31, 2018 and 2017 of $0 and $7,000, respectively, of which $0 and $7,000 is included in other current liabilities as of December 31, 2018 and 2017, respectively, with the remaining was included in other liabilities in the consolidated balance sheets. These shares are excluded from basic and diluted net loss per share until our repurchase right lapses and the shares are no longer subject to the repurchase feature.

Activity under the 2015 Plan and 2013 Plan related to options is set forth below:

	Options Outstanding
	Number of Options and Unvested Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance, December 31, 2017	6,629,111	$14.15	8.2	$156,900
Options granted	2,417,500	$31.21
Options exercised and shares vested	(1,190,721)	$8.14
Options cancelled	(722,777)	$22.64
Balance, December 31, 2018	7,133,113	$20.08	7.6	$27,413
Options vested and expected to vest as of December 31, 2018	6,765,252	$19.70	7.6	$28,518
Options exercisable as of December 31, 2018	3,461,490	$13.92	7.8	$34,599

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of December 31, 2018. The 2013 Plan provided for early exercise, therefore, all of the outstanding stock options issued under that plan are exercisable. The total intrinsic value of options exercised during the year ended December 31, 2018 was $9.7 million.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2017	16,638	$35.41
Awarded	346,962	33.44
Released	(4,160)	39.55
Forfeited	(49,593)	35.45
Unvested Balance, December 31, 2018	309,847	$33.37

Fair Value of Equity Awards

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average grant date fair value of stock options granted were as follows:

	Year Ended December 31,
	2018	2017	2016
Expected volatility	67.8%	73.1%	74.5%
Risk-free interest rate	2.5%	2.0%	1.7%
Expected dividend yield	—	—	—
Expected term (in years)	6.0	6.0	6.0
Weighted average grant date fair value	$19.53	$13.70	$10.53

           The weighted-average assumptions used to estimate the fair value of ESPP using the Black-Scholes option valuation model were as follows:

	Year Ended December 31,
	2018	2017	2016
Expected volatility	50.2%	—	—
Risk-free interest rate	2.0%	—	—
Expected dividend yield	—	—	—
Expected term (in years)	0.8	—	—
Weighted average fair value	$11.06	—	—

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, is reflected in the consolidated statements of operations and comprehensive loss (in thousands) as summarized below:

	Year Ended December 31,
	2018	2017	2016
Research and development	$9,945	$5,077	$4,838
General and administrative	22,787	11,642	7,803
Total stock-based compensation expense	$32,732	$16,719	$12,641

 The fair value of options granted is expensed over the vesting period of the options, which is either four years or two years, on a straight-line basis as the services are being provided. No tax benefits were realized from options during the periods.

During the years ended December 31, 2018, 2017 and 2016, we recorded $3.3 million, $0.4 million and $0.9 million of stock compensation expense related to the acceleration of certain former executives’ stock options, respectively.

As of December 31, 2018, total unrecognized stock-based compensation expense and expected period over which such compensation will be recognized are as follows ($ in thousands):

As of December 31,
2018
Stock-options
Unrecognized stock compensation expense	$52,164
Weighted-average remaining vesting period (years)	2.5
RSU
Unrecognized stock compensation expense	$6,820
Weighted-average remaining vesting period (years)	3.0
ESPP
Unrecognized stock compensation expense	$320
Weighted-average remaining vesting period (years)	0.5

8. Income Taxes

The following table presents loss before provision for income taxes (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income/(loss) before income taxes
Domestic	$(176,085)	$(100,107)	$(66,210)
Foreign	(34,606)	(31,162)	(14,614)
Total loss before provision for income taxes	$(210,691)	$(131,269)	$(80,824)

The federal, state and foreign income tax provisions for the years ended December 31, 2018, 2017 and 2016 are summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	61	56	—
Total Current	61	56	—

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total Deferred	—	—	—

Total provision for income taxes	$61	$56	$—

Income tax expense for the years ended December 31, 2018, 2017 and 2016 differed from the amount expected by applying the statutory federal tax rate to the loss before taxes as summarized below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Federal tax benefit at statutory rate	21.00%	34.00%	34.00%
State tax benefit, net of federal benefit	0.82%	0.54%	0.39%
Stock compensation	(0.30)%	1.72%	(1.75)%
Change in valuation allowance	(19.29)%	(9.31)%	(27.45)%
Research and development credits	1.65%	1.70%	2.53%
Foreign income taxed at different rates	(3.48)%	(8.11)%	(6.13)%
Impact related to 2017 Tax Act	0.00%	(20.46)%	0.00%
Other	(0.43)%	(0.12)%	(1.59)%
Income tax expense	(0.03)%	(0.04)%	0.00%

The significant components of our deferred taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets (liabilities):
Net operating loss carryforwards	$70,831	$38,626
Start-up costs	683	740
Stock-based compensation	6,387	3,115
Tax credit carryforwards	11,693	6,353
Accruals	1,765	1,153
Other	482	35
Subtotal deferred tax assets	91,841	50,022
Less: valuation allowance	(91,520)	(49,934)
Total deferred tax assets	321	88
Basis differences in fixed assets	(321)	(88)
Net deferred income taxes	$—	$—

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2018 and 2017. We intend to maintain a full valuation allowance on the federal, foreign and state deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The net change in the valuation allowance for the years ended December 31, 2018 and December 31, 2017 was an increase of $41.6 million and $13.5 million, respectively.

As of December 31, 2018, we had net operating loss, or NOL, carryforwards for Federal, California and other state income tax purposes of $326.4 million, $12.0 million, and $30.2 million, respectively. As of December 31, 2017, we had NOL carryforwards for Federal, California and other state income tax purposes of $177.9 million, $12.0 million, and $13.7 million, respectively, which will begin to expire in 2031, 2031, and 2030, respectively, if not utilized.

As of December 31, 2018, we had Federal and California research credit carryforwards of $12.1  million and $3.1 million, respectively. As of December 31, 2017, we had Federal and California research credit carryforward of approximately $6.7 million and $1.6 million, respectively. The Federal research credits will begin to expire in 2031, while the California research credits have no expiration date.

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

The following table summarizes the activity related to our unrecognized benefits (in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance - unrecognized tax benefit, gross	$1,657	$960
Increases related to tax positions taken during a prior year	—	—
Decreases related to a tax position taken during a prior year	—	(2)
Increases related to tax positions taken during the current year	1,398	699
Decreases related to settlements with taxing authorities	—	—
Decreases related to expiration of statute of limitations	—	—
Ending balance - unrecognized tax benefits, gross	$3,055	$1,657

At December 31, 2018, the unrecognized tax benefits for uncertain tax positions were offset against the deferred tax assets and would not affect the income tax rate if recognized due to our being in a valuation allowance position. Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. We did not accrue any interest or penalties for the years ended December 31, 2018 and 2017. We do not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2018.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our NOL carryforwards, our income tax returns remain subject to examination by federal and most state taxing authorities for all tax years.

9. Defined Contribution Plan

We sponsor a 401(k) Plan, or the 401(k) Plan, which stipulates that eligible employees may contribute to the 401(k) Plan subject to certain limitations. We may match employee contributions in amounts to be determined at our sole discretion. Commencing in 2018, we began a discretionary matching of employee contributions up to a maximum match of $2,000 in any calendar year. We incurred total expenses of $0.2 million for the year ended December 31, 2018.

10. Related Party Transactions

In June 2017, Mark McDade, a member of our Board of Directors, joined the Board of Directors of MyHealthTeams, a private company that creates social networks for people living with chronic conditions by partnering with pharmaceutical and healthcare companies. We entered into an agreement with MyHealthTeams in 2015 under which they provide services to us. During the years ended December 31, 2018, 2017 and 2016, there were payments of $0.1 million, $0.2 million and less than $0.2 million, respectively, to MyHealthTeams pursuant to such agreement. At December 31, 2018 and 2017, there was $0.1 million and $0 accrued liabilities due under the MyHealthTeams agreement.

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

	Quarter Ended
	March 31	June 30	September 30	December 31
2018	(In thousands, except per share data)
Operating expenses:
Research and development	$33,446	$35,254	$31,691	$33,029
General and administrative	16,673	18,559	21,285	25,404
Total operating expenses	50,119	53,813	52,976	58,433
Loss from operations	(50,119)	(53,813)	(52,976)	(58,433)
Interest income, net	636	1,294	1,303	1,417
Loss before provision for income taxes	(49,483)	(52,519)	(51,673)	(57,016)
Provision (benefit) for income taxes	17	33	29	(18)
Net loss	$(49,500)	$(52,552)	$(51,702)	$(56,998)
Net loss per common share, basic and diluted	$(0.92)	$(0.91)	$(0.89)	$(0.95)

	Quarter Ended
	March 31	June 30	September 30	December 31
2017	(In thousands, except per share data)
Operating expenses:
Research and development	$17,417	$22,191	$21,063	$28,654
General and administrative	8,924	10,813	11,226	12,986
Total operating expenses	26,341	33,004	32,289	41,640
Loss from operations	(26,341)	(33,004)	(32,289)	(41,640)
Interest income, net	471	507	497	530
Loss before provision for income taxes	(25,870)	(32,497)	(31,792)	(41,110)
Provision for income taxes	—	—	—	56
Net loss	$(25,870)	$(32,497)	$(31,792)	$(41,166)
Net loss per common share, basic and diluted	$(0.52)	$(0.65)	$(0.63)	$(0.81)

12. Subsequent Event

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches. Of the total loan amount, $40.0 million was funded upon closing of the transaction, with $85.0 million to be funded upon FDA approval of AR101 and satisfaction of other customary borrowing conditions, and $45.0 million to be made available at our option in 2020 upon the satisfaction of certain borrowing conditions. The loan can be prepaid at our discretion, at any time, subject to prepayment fees. The weighted-average interest rate will be calculated based on the daily cost of borrowing, reflecting the relevant adjusted London Interbank Offered Rate or Alternate Base Rate plus the applicable margin. We have the option to elect to make interest payments from available funds or make interest payments in kind by capitalizing such interest amounts on the applicable interest payment date by adding the amounts to the outstanding principal amount of the loan. Any capitalized amounts shall thereafter bear interest. The Company has selected to pay in kind and have the interest capitalized for the fiscal quarter ending March 31, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated herein by reference to the sections titled “Executive Officers,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership and Reporting Compliance” in our Definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Director Compensation” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

Information required by this Item is incorporated herein by reference to the section titled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated January 20, 2015, by and among Aimmune Therapeutics, Inc. and the investors listed therein.	S-1	7/6/2015	10.1
					X
4.4	Amended and Restated Registration Rights Agreement, dated November 11, 2018, by and between the Company and Nestle Health Science US Holdings, Inc.

4.5	Amended and Restated Standstill Agreement, dated November 11, 2018, by and between the Company and Nestle Health Science US Holdings, Inc.				X

10.1†	Amended and Restated Supply Agreement, dated as of January 10, 2018, by and between the Company and Golden Peanut Company, L.L.C.	10-K	2/20/18	10.1

10.2(a)	Office Lease, dated February 23, 2015, by and between, the Company, Diamond Marina LLC and Diamond Marina II LLC.	S-1	7/6/2015	10.3

10.3(b)	First Amendment to Office Lease, dated August 26, 2015, by and between, the Company, Diamond Marina LLC and Diamond Marina II LLC.	10-Q	8/31/2015	10.2

10.3(c)	Second Amendment to Office Lease, dated June 27, 2017, by and between, the Company, Diamond Marina LLC and Diamond Marina II LLC.	10-Q	8/8/2017	10.2

10.4(a)†	Manufacturing Facility Lease, dated June 8, 2015, by and between, the Company and MIDA Group, LLC.	S-1	7/6/2015	10.4

10.4(b)	Amendment to Manufacturing Facility Lease, dated June 8, 2015, by and between the Company and Myerlake, LLC.	10-Q	8/10/2016	10.2

10.5(a)††	Amended and Restated Strategic Collaboration Agreement, dated November 11,2018, by and between the Company and Nestec Ltd.				X

10.5(b)	Securities Purchase Agreement, dated November 11, 2018, by and between the Company and Nestle Health Science US Holdings, Inc.				X

10.6 (††)

Credit Agreement, dated January 3, 2019, by and among the Company, KKR Peanut Aggregator L.P. and Cortland Capital Markets Services LLC. By and between the Company and Nestle Health Science US Holdings Inc.

					X

10.6(a)#	2013 Stock Plan.	S-1	7/6/2015	10.5(a)

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.6(b)#	Amendment to the 2013 Stock Plan, dated January 20, 2015.	S-1	7/6/2015	10.5(b)

10.6(c)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2013 Stock Plan.	S-1	7/6/2015	10.5(c)

10.6(d)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the 2013 Stock Plan.	S-1	7/6/2015	10.5(d)

10.7(a)#	2015 Equity Incentive Annual Plan.	S-8	8/11/2015	99.2(a)

10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(b)

10.7(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(c)

10.8#	Form of Indemnification Agreement for directors and officers.	S-1/A	7/27/2015	10.7

10.9#	Executive Employment Agreement, dated July 24, 2015, by and between the Company and Stephen G. Dilly, M.B.B.S., Ph.D.	S-1/A	7/27/2015	10.8

10.10(a)#	Transition and Separation Agreement, dated November 5, 2017, by and between the Company and Stephen G. Dilly, M.B.B.S., Ph.D.	10-Q	11/6/2017	10.1

10.10(b)#	Amendment Letter, dated December 27, 2018, by and between the Company and Stephen G. Dilly, M.B.B.S., Ph.D.				X

10.11#	Executive Employment Agreement, dated July 24, 2015, by and between the Company and Mary M. Rozenman.	S-1/A	7/27/2015	10.12

10.12(a)#	Aimmune Therapeutics UK Ltd. UK Employment Agreement for Sue Barrowcliffe, dated February 19, 2016, by and between the Company and Susan E. Barrowcliffe.	10-K	3/3/2016	10.14

10.12(b)#	Amendment Letter, dated December 20, 2018, by and between the Company and Susan E. Barrowcliffe.				X

10.13#	Executive Employment Agreement, dated April 4, 2016, by and between the Company and Douglas T. Sheehy.	10-Q	5/16/2016	10.3

10.14#	Executive Employment Agreement, dated June 16, 2016, by and between the Company and Daniel Adelman.	10-Q	8/10/2016	10.3

10.15#	Executive Employment Agreement, dated April 28, 2017, by and between the Company and Eric H. Bjerkholt.	10-Q	5/8/2017	10.1

10.16#	Executive Employment Agreement, dated January 22, 2019, by and between the Company and Andrew Oxtoby.				X

10.17#	Aimmune Therapeutics, Inc. Employee Stock Purchase Plan.	S-8	8/11/2015	99.3

10.18#	Non-Employee Director Compensation Program.				X

10.19#	Aimmune Therapeutics, Inc. Corporate Bonus Plan.	8-K	2/25/2016	10.1

21.1	List of subsidiaries				X

23.1	Consent of independent registered public accounting firm.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
††	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
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

Aimmune Therapeutics, Inc.

Date: February 28, 2019	By:	/s/ Jayson Dallas
Jayson Dallas
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

Name	Title	Date

/s/ Jayson Dallas	President, Chief Executive Officer and Director	February 28, 2019
Jayson Dallas	(Principal Executive Officer)

/s/ Eric H. Bjerkholt	Chief Financial Officer	February 28, 2019
Eric H. Bjerkholt	(Principal Financial and Accounting Officer)

/s/ Gregory Behar	Director	February 28, 2019
Gregory Behar

/s/ Patrick G. Enright	Director	February 28, 2019
Patrick G. Enright

/s/ Kathryn E. Falberg	Director	February 28, 2019
Kathryn E. Falberg

/s/ Brett K. Haumann	Director	February 28, 2019
Brett K. Haumann

/s/ Mark T. Iwicki	Director	February 28, 2019
Mark T. Iwicki

/s/ Mark D. McDade	Director	February 28, 2019
Mark D. McDade

/s/ Stacey D. Seltzer	Director	February 28, 2019
Stacey D. Seltzer