Form 10-Q
period 2019-03-31
Aimmune Therapeutics, Inc.
filed 2019-05-08
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AIMT	NASDAQ Global Market

As of April 30, 2019, the registrant had 62,492,435 shares of common stock, $0.0001 par value per share, outstanding.

AIMMUNE THERAPEUTICS, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$81,058	$107,511
Short-term investments	202,113	196,421
Prepaid expenses and other current assets	8,220	8,687
Total current assets	291,391	312,619
Long-term investments	13,177	—
Property and equipment, net	26,824	26,328
Operating lease right of use assets	12,247	—
Prepaid expenses and other assets	514	608
Total assets	$344,153	$339,555
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,517	$8,833
Accrued liabilities	25,588	29,144
Operating lease liabilities, current	1,967	—
Other current liabilities	19	35
Total current liabilities	38,091	38,012
Long term debt, net of discount	37,268	—
Operating lease liabilities, non-current	11,633	—
Other liabilities	860	2,596
Total liabilities	87,852	40,608
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share - 10,000 shares authorized at March 31, 2019 and December 31, 2018; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, par value $0.0001 per share—290,000 shares authorized as of March 31, 2019, and December 31, 2018; 62,470 and 62,142 shares issued and outstanding as of March 31, 2019, and December 31, 2018, respectively	6	6
Additional paid-in capital	786,681	775,283
Accumulated other comprehensive gain/(loss)	63	(108)
Accumulated deficit	(530,449)	(476,234)
Total stockholders’ equity	256,301	298,947
Total liabilities and stockholders’ equity	$344,153	$339,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended March 31,
	2019	2018
Operating expenses
Research and development	$31,316	$33,446
General and administrative	23,712	$16,673
Total operating expenses	55,028	50,119
Loss from operations	(55,028)	(50,119)
Interest income, net	791	636
Loss before provision for income taxes	(54,237)	(49,483)
Provision for income taxes	29	17
Net loss	$(54,266)	$(49,500)
Other comprehensive gain (loss) , net of tax:
Unrealized gains (losses) on investments	171	(17)
Comprehensive loss	$(54,095)	$(49,517)

Net loss per common share, basic and diluted	$(0.87)	$(0.92)
Weighted average shares used in computing net loss per common share, basic and diluted	62,022	53,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)/Gain	deficit	Equity
Balance as of December 31, 2018	62,142	$6	$775,283	$(108)	$(476,234)	$298,947
Issuance of common stock upon exercise of vested options	328	—	3,633	—	—	3,633
Stock-based compensation	—	—	7,765	—	—	7,765
Other comprehensive gain	—	—	—	171		171
Accumulated depreciation upon adoption of ASU Topic 842					51	51
Net loss	—	—	—	—	(54,266)	(54,266)
Balance as of March 31, 2019	62,470	$6	$786,681	$63	$(530,449)	$256,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	deficit	Equity

Balance as of December 31, 2017	51,091	$5	$443,390	$(108)	$(265,482)	$177,805
Issuance of common stock upon exercise of vested options	308	—	2,743	—	—	2,744
Issuance of common stock upon securities agreement	300	—	—	—	—	—
Issuance of common stock upon public offering	6,325	1	190,453	—	—	190,453
Stock-based compensation	—	—	7,607	—	—	7,607
Other comprehensive loss	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(49,500)	(49,500)
Balance as of March 31, 2018	58,024	$6	$644,193	$(125)	$(314,982)	$329,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(54,266)	$(49,500)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	666	356
Stock-based compensation expense	7,765	7,607
Non-cash interest expense	1,065	—
Amortization of premium on investment securities	(542)	(25)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,433	(36)
Accounts payable	1,945	(431)
Accrued liabilities	(3,555)	2,448
Other liabilities	(340)	(183)
Net cash used in operating activities	(45,829)	(39,764)
Cash flows from investing activities:
Purchase of property and equipment	(1,372)	(2,383)
Purchase of investments	(85,564)	(64,274)
Maturities of investments	67,408	50,802
Net cash used in investing activities	(19,528)	(15,855)
Cash flows from financing activities:
Borrowings under debt agreement	40,000	—
Debt issuance costs, net	(3,856)	—
Proceeds from underwritten public offering, net of offering costs	—	189,463
Net cash proceeds from exercise of stock options, including early exercise	3,250	1,993
Tax withholdings related to net share settlements of restricted stock units	(490)	—
Net cash provided by financing activities	38,904	191,456
Net increase (decrease) in cash and cash equivalents	(26,453)	135,837
Cash and cash equivalents at the beginning of the period	107,511	73,487
Cash and cash equivalents at the end of the period	$81,058	$209,324

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$1,051	$1,788
Receivable for underwritten public offering	—	$990
Debt issuance costs, discount and interest payable	$981
Receivable for stock option exercises	$383	$752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Since inception, we have incurred net losses and negative cash flows from operations. During the quarter ended March 31, 2019, we incurred a net loss of $54.3 million, and we used $45.8 million of cash in operations. As of March 31, 2019, we had an accumulated deficit of $530.4 million, and we do not expect to experience positive cash flows in the near future. As of March 31, 2019, we had cash, cash equivalents and investments of $296.3 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory approval in the United States for AR101, our lead CODITTM product candidate. We have financed our operations to date primarily through private placements of our equity securities, our initial public offering, or IPO, of common stock in August 2015, an underwritten public offering of common stock in February and March 2018 and our loan agreement entered into in January 2019. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include obtaining U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval, raising additional capital the successful and timely completion of our clinical trials, our ability to control expenses and generating sufficient revenue in the United States and Europe. Failure to obtain FDA and EMA approval, commercialize our lead product candidate, manage discretionary expenditures, or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the quarter ended March 31, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other interim period or for any other future year. We operate in one reportable segment.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the quarter ended March 31, 2019, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below.

Recently Adopted Accounting Pronouncements

We adopted Accounting Standards Update, or ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019 using the alternative modified retrospective approach provided in ASU No. 2018-11, Lease (Topic 841): Targeted Improvements. In doing so, we have continued to apply ASC 840 in the comparative periods and recognized the cumulative-effect of applying Topic 842 to retained earnings on January 1, 2019. We elected a package of practical expedients for leases that commenced prior to January 1, 2019, which among other things, allowed us to carry forward the historical lease assessment for: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases. We have also elected a practical expedient, by class of underlying asset, not to separate non- lease components from lease components and instead to account for each separate lease component and the non- lease components associated with that lease component as a single lease component. We have made an accounting policy election to not apply the recognition requirements to leases with a lease term of 12 months or less. We have recognized those lease payments in the consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

Adoption of this standard has resulted in the recognition of operating lease right of use assets $12.2 million and lease liabilities of $13.6 million as of March 31, 2019. The standard did not materially impact our consolidated statement of operations or our consolidated statements of cash flows.

We adopted ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), as of January 1, 2019, which amends ASC Topic 718, “Compensation—Stock Compensation”. The ASU simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Upon adoption of this standard, share-based awards issued to nonemployees are measured at the grant date and are not subject to remeasurement. We have elected to continue to use the contractual term as the estimated expected term. The adoption of ASU No. 2018-07 did not have a material impact on our financial statements and is expected to reduce the volatility in stock-based compensation expense for nonemployees recognized from period to period.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the Financial Accounting Standards Board, or the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for fiscal periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2018-13 will have on our consolidated financial statements and related disclosures.

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

The following tables set forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$74,044	$—	$—	$74,044
Agency securities		$2,191		$2,191
Corporate securities	—	4,823	—	$4,823
Total cash and cash equivalents	$74,044	$7,014	$—	$81,058
Investments:
Agency securities	$—	$22,771	$—	$22,771
Corporate securities	—	63,653	—	63,653
U.S. government securities	—	128,866	—	128,866
Total investments	$—	$215,290	$—	$215,290

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$107,511	$—	$—	$107,511
Total cash and cash equivalents	$107,511	$—	$—	$107,511
Investments:
Agency securities	—	17,352	—	17,352
Corporate securities	—	54,474	—	54,474
Commercial paper	—	5,965	—	5,965
U.S. government securities	—	118,630	—	118,630
Total investments	$—	$196,421	$—	$196,421

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value. During the quarters ended March 31, 2019 and 2018, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, as of March 31, 2019 and December 31, 2018, are as follows (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$24,961	$4	$(2)	$24,963
Corporate securities	68,472	23	(20)	68,475
U.S. government securities	128,809	72	(15)	128,866
Total available-for-sale investments	$222,242	$99	$(37)	$222,304

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$17,361	$—	$(9)	$17,352
Corporate securities	54,536	—	(62)	54,474
Commercial paper	5,965	—	—	5,965
U.S. government securities	118,667	14	(51)	118,630
Total available-for-sale investments	$196,529	$14	$(122)	$196,421

At March 31, 2019, all of the available-for-sale securities have contractual maturities within twenty-one months. We periodically review our available-for-sale investments for other-than-temporary impairment loss. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarters ended March 31, 2019 and 2018, we did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

The carrying value of the Company’s long-term debt approximates its fair value at each balance sheet date due to its variable interest rate, which approximates a market interest rate.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Furniture and equipment	$2,624	$2,221
Computer equipment	2,380	2,073
Manufacturing equipment	5,446	1,733
Leased equipment	100	100
Leasehold improvements	15,458	4,469
Buildings	—	688
Construction in progress	4,627	18,295
Property and equipment, gross	30,635	29,579
Less: accumulated depreciation	(3,811)	(3,251)
Property and equipment, net	$26,824	$26,328

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Compensation and benefits	$5,938	$8,912
Research and development	13,913	15,504
Professional and consulting	5,374	4,691
Other	363	37
Total accrued liabilities	$25,588	$29,144

5. Long-term debt, net of discounts

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches, or KKR Loans. Of the total loan amount, $40.0 million was funded upon closing of the transaction, with $85.0 million to be funded upon FDA approval of AR101, or Regulatory Approval and satisfaction of other customary borrowing conditions, and $45.0 million to be made available at our option in 2020 upon the satisfaction of certain borrowing conditions. The KKR Loans have a maturity date being the earliest of (a) January 3, 2025, or if Regulatory Approval has not occurred on or before December 31, 2020, January 15, 2021 and (b) the date that is 91 days prior to the earliest current maturity date of any other loans we might have in excess of $15.0 million prior to the funding of the third tranche of the KKR Loans or $25.0 million following the funding of the third tranche of the KKR Loans. The KKR Loans bear interest through maturity, at our election with respect to (a) Alternate Base Rate, or ABR Loans, 6.50% per annum and (b) London Interbank Offered Rate, or LIBOR Loans, 7.50% per annum. We have the option to elect to make interest payments from available funds or make interest payments in kind by capitalizing such interest amounts on the applicable interest payment date by adding the amounts to the outstanding principal amount of the loan. Any capitalized amounts also bear interest. We selected to pay in kind and have the interest capitalized for the fiscal quarter ending March 31, 2019. We will begin paying accrued interest on outstanding KKR Loans on the last business day of each March, June, September and December thereafter while any KKR Loans are outstanding, as well as on the final maturity date of the KKR Loans (each such date, an “Interest Payment Date”).

Principal payments on the KKR Loans are paid according to the following schedule: (i) on December 31, 2023, 50.0% of the outstanding principal amount of the loans as of such date, including any capitalized interest, (ii) on each Interest Payment Date thereafter, 12.5% of the outstanding principal amount of the KKR Loans as of December 31, 2023 and (iii) on January 3, 2025, or the Maturity Date, any remaining outstanding balance of the KKR Loans. We are also required to make mandatory prepayments of the KKR Loans under the Agreement, subject to specified exceptions, with the proceeds of asset sales, debt issuances, royalty transactions, collaboration transactions, and specified other events. In addition, upon the occurrence of a change of control, we must prepay, the outstanding amount of the KKR Loans.

The KKR Loans can be prepaid at our discretion, at any time, subject to prepayment fees. If all or any of the KKR Loans are prepaid or required to be prepaid, then we must pay, in addition to such prepayment, a prepayment premium (the “Prepayment Premium”) equal to (i) with respect to any such prepayment paid on or prior to January 3, 2021, the amount, if any, by which (a) the present value as of such date of determination of (x) 105.00% of the principal amount of the KKR Loans prepaid plus (y) all required interest payments that would have been due on the principal amount of the KKR Loans prepaid through and including January 3, 2021, computed using a discount rate equal to the treasury rate most nearly equal to the period from such date of prepayment to January 3, 2021 plus 50 basis points exceeds (b) the principal amount of the KKR Loans prepaid, (ii) with respect to any prepayment paid or required to be paid after January 3, 2021 but on or prior to January 3, 2022, 5.00% of the principal amount of the KKR Loans prepaid, (iii) with respect to any prepayment paid or required to be paid after January 3, 2022 but on or prior to January 3, 2023, 2.00% of the principal amount of the KKR Loans prepaid and (iv) with respect to any prepayment paid or required to be prepaid thereafter, 0.00% of the principal amount of the KKR Loans prepaid. If we receive Regulatory Approval and do not draw the $85 million, then we would have to pay on the earlier of (i) the date on which commitments have been terminated and no KKR Loans are outstanding and (ii) the Interest Payment Date falling in the first full fiscal quarter after receipt of Regulatory Approval, a premium in an amount equal to $3.4 million and the Prepayment Premium for such date on a principal amount equal to $85.0 million. The premium with respect to the Regulatory Approval described in the immediately preceding sentence is not due if we draw the additional (after the first $40.00 million on the closing date) $85.0 million of the KKR Loans. In addition, upon the occurrence of a change of control, we must prepay, the outstanding amount of the KKR Loans. Upon the prepayment or repayment of all or any of the KKR Loans, we must pay an additional (in addition to the Prepayment Premium) exit fee in an amount equal to 4.00% of the principal amount of the KKR Loans prepaid or repaid.

In connection with the KKR Loans, we paid direct fees of $3.9 million, including debt issuance costs. The fees are being amortized as interest expense over the term of the debt.  As of March 31, 2019, and December 31, 2018, $40.9 million and $0, respectively, was outstanding under the KKR Loans. As of March 31, 2019, the interest rate on the KKR Loans was 9.99%.

The following table represents our short-term and long-term debt obligations (in thousands):

March 31, 2019
Principal amount of long-term debt	$40,920
Less: Current portion of long-term debt	-
Long-term debt, net of current portion	40,920
Unamortized discount relating to deferred financing costs, net	(3,712)
Accrued exit fee payment	60
Long-term debt, net of discount and current portion	$37,268

Future principal payments of our long-term debt as of March 31, 2019 are as follows:

Fiscal year ending December 31:
2019	$-
2020	-
2021	-
2022	-
2023	20,460
Thereafter	20,460
Total	$40,920

6. Commitments and Contingencies

Leases

We lease facilities for office and manufacturing space under various operating leases and a security system under a financing lease. Our leases have remaining lease terms of approximately 1 year to 6 years, which represent the non-cancellable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.

Operating lease right-of-use assets and liabilities on our condensed consolidated balance sheets represent the present value of our remaining lease payments over the remaining lease terms. We do not allocate lease payments to non-lease components. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable.

As of March 31, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

	Remaining Lease Payments March 31, 2019
	Operating	Financing	Total
2019	$2,350	$25	$2,375
2020	3,330	34	3,364
2021	3,413	35	3,448
2022	3,497	9	3,506
2023	3,378	-	3,378
Thereafter	1,744	-	1,744
Total lease payments	$17,712	$103	$17,815
Less: Effects of discounting	(4,112)	(29)	(4,141)
Present value of lease liabilities	$13,600	$74	$13,674
Less: current portion	(1,967)	(19)	(1,986)
Long-term lease liabilities	$11,633	$55	$11,688
Weighted-average remaining lease term	5.2 years	3 years
Weighted-average incremental borrowing rate	11%	23%

The component of our lease costs included in our condensed consolidated statements of income were as follows (in thousands):

Lease Cost	Three Months Ended March 31, 2019
Operating lease cost	$965
Finance lease cost
Amortization of leased assets	8
Interest on lease liabilities	4
Net lease cost	$977

Other information related to our operating lease was as follows (in thousands):

Other Information	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$965
Operating cash flows from finance leases	$12

Total future aggregate minimum lease payments calculated under ASC 840 at December 31, 2018 were as follows (in thousands):

	Remaining Lease Payments December 31, 2018
	Operating	Financing	Total
2019	$3,133	$33	$3,166
2020	3,330	34	3,364
2021	3,413	35	3,448
2022	3,497	9	3,506
2023	3,378	-	3,378
Thereafter	1,744	-	1,744
Total lease payments	$18,495	$111	$18,606
Less: amount representing interest	-	(33)	(33)
Value of lease liabilities under ASC 840	$18,495	$78	$18,573
Less: current portion	(3,133)	(17)	(3,150)
Long-term lease liabilities	$15,362	$61	$15,423

Purchase Commitments

We purchase food-grade peanut flour from Golden Peanut Company, or GPC, pursuant to a long-term exclusive commercial supply agreement, which was expanded and extended in January 2018. GPC is precluded from selling several peanut flour products to any third party worldwide for use in oral immunotherapy, or OIT for the treatment or cure of peanut allergy, provided that we are in compliance with our exclusive purchase obligation and meet specified annual purchase commitments. The restated agreement remains in effect until ten years after the first delivery to us of peanut flour for commercial use and includes an option for us to extend the term for an additional five years.

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

Pursuant with the restated agreement, our purchase obligation commences with the first delivery of peanut flour for commercial use, which we currently anticipate will occur in 2019, and the aggregate purchase commitment under this agreement would be $3.3 million over a term of ten years.

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

7. Stock-Based Compensation

Equity Incentive Plan

In July 2015, we adopted the 2015 Stock Plan, or the 2015 Plan. Under the 2015 Plan, 4,681,544 shares of our common stock were initially reserved for the issuance of stock options and restricted stock to employees, directors, and consultants under terms and provisions established by the Board of Directors, or the Board, and approved by our stockholders. As of March 31, 2019 and December 31, 2018 there were 4,986,595 and 4,364,963 shares available for future grant, respectively.

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

In August 2015, we adopted the 2015 ESPP, which commenced on January 1, 2018. Under the 2015 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2015 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. We issued 41,030 shares at a weighted average price of $25.28 per share during the year ended December 31, 2018. As of March 31, 2019, 2,405,786 shares under the ESPP remain available for purchase.

Our 2013 Stock Plan, or the 2013 Plan, which was originally adopted during January 2013, was terminated upon consummation of our IPO in August 2015. As a terminated plan, no further options can be granted from the 2013 Plan, and no further shares are reserved for issuance under the 2013 Plan.

Option activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options and Unvested Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2018	7,133,113	$20.08	7.6	$27,413
Options granted	1,716,250	23.27
Options exercised and shares vested	(273,552)	13.28
Options cancelled	(266,198)	27.50
Balance, March 31, 2019	8,309,613	20.72	8.1	$35,447
Options vested and expected to vest as of March 31, 2019	7,785,350	20.40	8.0	$35,152
Options exercisable as of March 31, 2019	3,466,655	$14.62	8.1	$26,781

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of March 31, 2019. The 2013 Plan provided for early exercise, therefore, all our outstanding stock options issued under that plan are exercisable.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2018	309,847	$33.37
Awarded	437,475	23.34
Released	(53,854)	34.21
Forfeited	(23,468)	32.36
Unvested Balance, March 31, 2019	670,000	$26.79

RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period).

In connection with the expansion and extension of our long-term exclusive commercial supply agreement with GPC, we issued 300,000 shares of restricted common stock in January 2018. The restricted common stock vests in four tranches over a 3.5 year period and is measured based on the fair market value of the underlying stock as the shares vest. As of March 31, 2019, 75,000 shares had vested, and the remaining shares were restricted. As of March 31, 2019, total estimated unrecognized expense related to these restricted shares was $4.2 million based upon the fair market value of our common stock on March 31, 2019, which is expected to be recognized over the remaining vesting period of 2.3 years as general and administrative expense. Stock-based compensation expense recognized during the quarters ended March 31, 2019 and 2018 related to these shares was $0.4 million and $1.1 million, respectively.

In February 2019, the Company issued 52,000 restricted stock units with a grant date fair value of approximately $1.3 million, to certain key employees that include service and performance vesting conditions related to the achievement of certain regulatory approvals for AR101.  Stock-based compensation expense will be recognized when we conclude that it is probable that the performance conditions will be achieved. We will reassess the probability of vesting at each reporting period and adjust stock-based compensation expense based on this probability assessment.  As the vesting is contingent upon specific performance conditions, stock-based compensation expense related to the grant will not be recognized until the specified conditions are determined to have occurred. As none of the performance criteria were met as of the quarter ended March 31, 2019, we have not recognized any stock-based compensation related to these restricted stock units.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Quarter Ended March 31,
	2019	2018
Expected term (in years)	6.0	6.0
Expected volatility	63.5%	68.5%
Risk free interest rate	2.5%	2.3%
Dividend yield	—%	—%
Weighted average estimated fair value	$13.89	$21.43

The weighted-average assumptions used to estimate the fair value of ESPP using the Black-Scholes option valuation model were as follows:

	Quarter Ended March 31,
	2019	2018
Expected term (in years)	0.8	0.9
Expected volatility	50.2%	50.4%
Risk free interest rate	2.0%	1.8%
Dividend yield	—%	—%
Weighted average estimated fair value	$11.06	$12.42

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, reflected in the condensed consolidated statements of comprehensive loss is as follows (in thousands):

	Quarter Ended March 31,
	2019	2018
Research and development	$2,743	$2,047
General and administrative	5,022	5,560
Total stock-based compensation expense	$7,765	$7,607

During the quarters ended March 31, 2019 and 2018, we recorded approximately $0.4 million and $1.2 million, respectively, of stock-based compensation expense related to the acceleration of certain former executives’ stock options.

As of March 31, 2019, total unrecognized stock-based compensation expense and expected period over which such compensation will be recognized are as follows ($ in thousands):

Quarter Ended March 31, 2019
Stock-option
Unrecognized stock compensation expense	$63,862
Weighted-average remaining vesting period (years)	2.9
RSU
Unrecognized stock compensation expense	$12,981
Weighted-average remaining vesting period (years)	3.2
ESPP
Unrecognized stock compensation expense	$107
Weighted-average remaining vesting period (years)	0.1

8. Net Loss per Share

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Quarter Ended March 31,
	2019	2018
Stock options	8,309,613	7,272,857
Restricted stock units	670,000	278,937

9. Related Party Transaction

In June 2017, Mark McDade, a member of our Board of Directors, joined the Board of Directors of MyHealthTeams, a private company that creates social networks for people living with chronic conditions by partnering with pharmaceutical and healthcare companies. We entered into an agreement with MyHealthTeams in 2015 under which they provide services to us. During the quarters ended March 31, 2019 and 2018, there were payments of $0.1 million in each period to MyHealthTeams pursuant to such agreement At March 31, 2019 and December 31, 2018, there were no accrued liabilities due under the MyHealthTeams agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates,  to reduce the frequency and severity of allergic reactions, including anaphylaxis, upon exposure to peanut and other food allergens. It is estimated that over 30 million people in the United States and Europe have a food allergy, with peanut allergy being the most prevalent and most commonly associated with severe outcomes and life-threatening events. There are currently no approved medical therapies to cure food allergies or prevent their symptoms. Patients with food allergies are typically counseled to practice strict dietary avoidance. When accidental exposure to food allergens invokes a serious allergic reaction, rescue therapies, such as antihistamines or injectable epinephrine, are the only recourse available. Our therapeutic approach, which we refer to as Characterized Oral Desensitization ImmunoTherapy, or CODITTM, is designed to desensitize patients to food allergens and thereby reduce the risk of having an allergic reaction upon allergen exposure or reduce symptom severity should an allergic reaction occur. CODIT is intended to reduce meaningfully the burden and anxiety experienced by food-allergic patients and their families.

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

We filed a Biologics License Application, or BLA, for AR101 to the FDA in December 2018. The FDA initiated review of the BLA for AR101 in January 2019 and accepted the BLA filing on March 18, 2019. The FDA has determined that AR101, as an allergenic product candidate, is exempt from the Prescription Drug User Fee Act, as amended, or PDUFA, and has informed us that the BLA will be reviewed under a twelve-month target review period as measured from the January 2019 start date.

Our initial target patient population for AR101 is children and adolescents in the 4-17 age group with a diagnosed peanut allergy, which we estimate applied to approximately 1.6 million patients in the United States alone during 2018.

In February 2018, we completed enrollment of 175 patients in our European Phase 3 efficacy trial designed with a higher efficacy bar of tolerating 1,000 mg of peanut protein in an exit food-challenge without anything more than mild, transient symptoms, which we refer to as the ARTEMIS (AR101 Trial in Europe Measuring Oral Immunotherapy Success) trial. On March 25, 2019, we announced that the ARTEMIS trial met its primary efficacy endpoint, the ability of patients to tolerate a 1,000 mg single dose of peanut protein.

We expect to submit a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in mid- 2019.

We maintain worldwide commercial rights to all of our product candidates, including AR101 and, if approved, currently intend to commercialize in the United States and Europe by developing a specialty sales force targeting practicing allergists targeting a subset of the approximately 5,000 practicing allergists in the United States and allergy-focused clinicians in major European markets.

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

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our lead CODIT product candidate, AR101. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $54.3 million for the quarter ended March 31, 2019 and used $45.8 million of cash in operations. As of March 31, 2019, our accumulated deficit was $530.4 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize AR101, and as we develop other product candidates

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches. Of the total loan amount, $40.0 million was funded upon the closing of the transaction, with $85.0 million to be funded upon FDA approval of AR101 and satisfaction of other customary borrowing conditions, and $45.0 million to be made available at our option in 2020, upon the satisfaction of certain borrowing conditions.

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

There have been no new policies or significant changes to our critical accounting policies as disclosed in the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below.

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

Results of Operations

Comparison of the Quarters Ended March 31, 2019 and 2018

	Quarter Ended March 31,
	2019	2018	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$31,316	$33,446	$(2,130)	(6)%
General and administrative	23,712	16,673	7,039	42%
Total operating expenses	55,028	50,119	4,909	10%
Loss from operations	(55,028)	(50,119)	(4,909)	10%
Interest income, net	791	636	155	24%
Loss before provision for income taxes	(54,237)	(49,483)	(4,754)	10%
Provision for income taxes	29	17	12	71%
Net loss	$(54,266)	$(49,500)	$(4,766)	10%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the quarters ended March 31, 2019 and 2018:

	Quarter Ended March 31,
	2019	2018	$ Change	% Change
	(In thousands)
External clinical-related expenses	$17,764	$22,613	$(4,849)	(21)%
Employee-related costs	8,275	6,677	1,598	24%
Stock-based compensation expense	2,743	2,047	696	34%
Facilities and other costs	2,534	2,109	425	20%
Total research and development expenses	$31,316	$33,446	$(2,130)	(6)%

Research and development expenses decreased by $2.1 million for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018, primarily due to decreased external clinical-related expenses, which were partially offset by increased employee-related costs, stock-based compensation expense, and facilities and other costs. External clinical-related costs decreased primarily due to the close-out of certain AR101 clinical trials, including RAMSES, ARC009, ARTEMIS and ARC011. Employee-related costs and stock-based compensation expense increased primarily due to increased headcount to support continued development of AR101. Facilities and other costs increased primarily due to the allocation of higher facilities and information technology costs, which are allocable from general and administrative to research and development expenses based on headcount.

We expect research and development expenses to continue to increase in the near-term as we develop additional CODIT product candidates, including for the treatment of egg allergy and walnut allergy.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the quarters ended March 31, 2019 and 2018:

	Quarter Ended March 31,
	2019	2018	$ Change	% Change
	(In thousands)
Employee-related costs	$8,884	$4,550	$4,334	95%
Stock-based compensation expense	5,022	5,560	(538)	(10)%
External professional services	9,327	6,319	3,008	48%
Facilities and other costs	479	244	235	96%
Total general and administrative expenses	$23,712	$16,673	$7,039	42%

General and administrative expenses increased by $7.0 million for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018, primarily due to increased external professional services costs and employee-related costs, partially offset by lower stock-based compensation expense. External professional services increased primarily due to consulting services for commercial planning, medical education and grants, and support for AR101.  The increased headcount was for additional administrative support for the continued buildout of our infrastructure to support the potential commercialization of AR101, including the establishment of key commercial functions such as marketing, market access and medical affairs.  Stock-based compensation expense decreased primarily due to lower expense from GPC as a result of Tranche 1 vesting over a shorter period than Tranche 2 and lower stock option modification expense.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure, including the hiring of additional personnel, incur expenses related to commercial planning for AR101.

Interest Income, net

Interest income, net, increased by $0.2 million for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018, primarily due to higher average cash, cash equivalents, and investment balances, as well as higher average return on our investments during the period.

Liquidity and Capital Resources

As of March 31, 2019, we had cash, cash equivalents and investments of $296.3 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory approval in the United States for AR101, our lead CODITTM product candidate.

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

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for, and begin to commercialize one or more of our product candidates, which is subject to significant uncertainty. If we complete clinical testing and receive approval of a BLA for AR101 in-line with our current expected timing, we would expect to be able to commence commercial sales of AR101 in the first half of 2020. Even if we are able to commence commercial sales in 2020, we may need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings, and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our future funding requirements will depend on many factors, including the following:

•

the number, size and type of additional clinical trials or studies that we choose to initiate or the FDA or a foreign regulatory authority requires us to complete for as well as the cost and time of such trials and studies;

•	the time and cost necessary to complete our roll-over studies related to our PALISADE trial (ARC004), RAMSES trial (ARC011) and ARTEMIS trial (ARC008);
•

the time and cost necessary to supply clinical trial materials for our clinical trials and develop a commercial-scale manufacturing process and establish commercial-scale manufacturing capacity for AR101;

•	our ability to obtain regulatory approval for and subsequently commercialize AR101 or any other product candidates we develop;
•	commercialization costs associated with AR101, or any other product candidate we develop, if approved, including the cost and timing of developing our sales and marketing capabilities;
•	the amount of sales and other revenue from AR101 or any other product candidates we develop, if approved;
•	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
•	the time and cost associated with designing and implementing quality systems for our product candidates in the United States and Europe;
•	the time and cost associated with clinical trials and pre-clinical development of other product candidates;
•	the availability of term loans under our credit agreement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	our ability to attract, hire and retain qualified personnel; and
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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for our product candidates;
•	our research and development activities; or
•	our establishment of commercial capabilities or other activities that may be necessary to commercialize AR101 or any future product candidate.

Summary Statement of Cash Flows

	Quarter Ended March 31,
	2019	2018	$ Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(45,829)	$(39,764)	$(6,065)
Investing activities	(19,528)	(15,855)	(3,673)
Financing activities	38,904	191,456	(152,552)
Net change in cash and cash equivalents	$(26,453)	$135,837	$(162,290)

Net Cash Used In Operating Activities

Net cash used in operating activities was $45.8 million for the three months ended March 31, 2019, an increase of $6.1 million from $39.8 million for the quarter ended March 31, 2018. This increase was primarily due to higher net loss from operations resulting from increased operating expenses.

Net Cash Used In Investing Activities

Net cash used in investing activities was $19.5 million for the quarter ended March 31, 2019, an increase of $3.7 million from net cash used in investing activities of $15.9 million for the quarter ended  March 31, 2018. The increase was primarily due to purchases of investments and property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $38.9 million for the quarter ended March 31, 2019, a decrease of $152.6 million from $191.5 million for the quarter ended  March 31, 2018. The decrease was due to 6,325,000 shares issued and sold during our public offering in February 2018, which was partially offset by our net debt borrowing under the KKR agreement of $36.1 million in January 2019.

As of March 31, 2019, we had cash, cash equivalents and investments of $296.3 million.

Contractual Obligations and Other Commitments

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below.

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches, or KKR Loans. Of the total loan amount, $40.0 million was funded upon closing of the transaction, with $85.0 million to be funded upon FDA approval of AR101, or Regulatory Approval and satisfaction of other customary borrowing conditions, and $45.0 million to be made available at our option in 2020 upon the satisfaction of certain borrowing conditions. The KKR Loans have a maturity date being the earliest of (a) January 3, 2025, or if Regulatory Approval has not occurred on or before December 31, 2020, January 15, 2021 and (b) the date that is 91 days prior to the earliest current maturity date of any other loans we might have in excess of $15.0 million prior to the funding of the third tranche of the KKR Loans or $25.0 million following the funding of the third tranche of the KKR Loans.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have variable interests in variable interest entities.

Segment Information

We have one primary business activity and operate as one reportable segment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, except as follows. As of March 31, 2019, we had approximately $40.9 million in long-term debt with variable interest rate components. A hypothetical increase or decrease in overall interest rates is not expected to have a material impact on our interest expense.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product candidate in clinical development and no product sales, which, together with our limited operating history, make it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, therapeutic approach and our lead product candidate, AR101, which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $ 54.3 million for the quarter ended March 31, 2019 and a net loss of $210.8 million, $131.3 million, and $80.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. At March 31, 2019, our accumulated deficit was $ 530.4  million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to seek regulatory approval for and begin to commercialize AR101, and as we develop other product candidates. Even if AR101 is approved and we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our CODIT therapeutic approach and AR101. At March 31, 2019, we had capital resources consisting of cash, cash equivalents and investments of $296.3 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue to seek regulatory approval for and prepare for the commercialization of AR101, and as we develop other product candidates.

These expenditures will include costs associated with obtaining regulatory approvals, commercialization of our product candidates, manufacturing and supply, conducting clinical trials, pursuing research and development activities and conducting non-clinical studies and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of AR101 or any other product candidates.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•

the number, size and type of additional clinical trials or studies that we choose to initiate or the U.S. Food and Drug Administration, or FDA or a foreign regulatory authority requires us to complete for AR101 as well as the cost and time of such trials and studies;

•	the time and cost necessary to complete our roll-over studies related to our PALISADE trial (ARC004), RAMSES trial (ARC011) and ARTEMIS trial (ARC008);
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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for our product candidates;
•	our research and development activities; or
•	our establishment of commercial capabilities or other activities that may be necessary to commercialize AR101 or any additional product candidate.

The terms of our credit agreement require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In January 2019, we entered into a credit agreement with an affiliate of KKR LLC, that is secured by a lien covering all of our tangible and intangible property. As of March 31, 2019, there was $40.9 million of principal balance outstanding under the loan, which was funded in January 2019.  An additional $85.0 million term loan must be drawn by us following the fulfillment of certain customary conditions precedent, including the issuance of an approval letter from the FDA with respect to our Biologics License Application or BLA on or prior December 31, 2020.  While our BLA for AR101 was accepted for review in March 2019, if we do not receive approval prior to December 31, 2020, the $40.0 million initial term loan will terminate, which could restrict our operating and financial flexibility.  Further, any delay or rejection of our AR101 could affect our ability to make scheduled interest payments on outstanding term loans under the credit agreement, which began on March 31, 2019, and could accelerate the maturity date of the term loans to January 15, 2021, which could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.  The credit agreement contains customary affirmative and negative covenants and events of default, including, covenants and restrictions that among other things, require the Company and its subsidiary guarantors to satisfy a minimum cash balance covenant and restricts the ability of the Company and its subsidiary’s ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock.  A failure to comply with these covenants could permit the lends under the credit agreement to declare the term Loans, together with accrued interest and fees, to be immediately due and payable.  In addition, if we default under the terms of the credit agreement, including failure to satisfy our operating covenants, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

As a result, our prospects, including our ability to finance our operations and generate revenue, will depend largely on the successful development, regulatory approval and commercialization of AR101. The clinical and commercial success of AR101 will depend on a number of factors, many of which are out of our control, including the following:

•	the results from our ongoing clinical trials, including ARC004, ARC005 and ARC011, and planned clinical trials, including ARC008;
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

We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize AR101. To gain approval to market a biologic product candidate, such as AR101, a BLA or comparable foreign regulatory filing must be submitted to the FDA or comparable foreign regulatory authority.  Such applications must include extensive clinical, non-clinical and manufacturing data that adequately demonstrate to the satisfaction of the FDA or comparable foreign regulatory authority the safety, purity, potency and effectiveness of the product for the intended indication applied for in the BLA or other relevant regulatory filing. A BLA or other comparable foreign regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. Our AR101 BLA which we submitted in December 2018 and was accepted for review in March 2019 and we intend to file a Marketing Authorization Application, or MAA, for AR101 in the European Union in mid-2019.

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

In addition, even though AR101 was granted Breakthrough Therapy designation by the FDA for oral immunotherapy of peanut allergic children and adolescents (ages 4 through 17), we may not experience a faster development, review or approval process compared to standard FDA procedures. Generally, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The Breakthrough Therapy designation for AR101 has enabled us to hold additional meetings with the FDA during the development process and to receive advice from the FDA regarding development and approval for AR101. However, while our AR101 BLA, which we submitted in December 2018, was accepted for review in March 2019, the FDA has determined that our application will be reviewed under a twelve-month target review period applicable to Prescription Drug User Fee Act, as amended, or PDUFA, exempt applications, as measured from the date the FDA commenced review of our AR101 BLA in January 2019. As a result, review of the BLA may take until late January 2020.  We are currently engaged in discussions with the FDA regarding the review timeline for the AR101 BLA.

Based on the FDA’s current review timeline, review of the BLA for AR101 may take until late January 2020. However, we may not receive approval on this timeline or at all, in which case our ability to commence commercial sales of AR101 in the United States would be delayed. A significant delay could materially harm our business and we may need to curtail or cease operations. We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize AR101.

Even if we receive approval of a BLA or, following the completion of clinical testing, receive a foreign regulatory approval for AR101, pursuant to an MAA, the FDA or the applicable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials. The FDA or the applicable foreign regulatory authority may also approve AR101 for a more limited indication and/or a narrower patient population than we originally request, and the FDA or applicable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of AR101. Any delay in obtaining, or inability to obtain, applicable regulatory approval or a regulatory approval for a more limited indication and/or narrower patient population would delay, prevent, or limit commercialization of AR101 and would materially adversely impact our business and prospects.

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

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of regulatory approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•	our available capital resources or capital constraints we experience;
•	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators;
•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;
•	the classifications of our product candidates by the FDA or other regulatory authorities;
•	our receipt of approvals by the FDA and other regulatory authorities and the timing thereof;
•	other actions, decisions or rules issued by regulators;
•	our ability to access sufficient, reliable and affordable supplies of materials used in the manufacture of our product candidates;
•	our ability to manufacture and supply clinical trial materials to our clinical sites on a timely basis;
•	the efforts of our collaborators with respect to the commercialization of our products; and
•	the securing of, costs related to, and timing issues associated with, product manufacturing as well as sales and marketing activities.

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

For example, the positive top-line results generated in our PALISADE, RAMSES and ARTEMIS trials for AR101, as well as our prior clinical trials, do not ensure that our roll-over studies for such trials or any future clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or commercial acceptance for our product candidates in the indications that we are seeking or at all. For example, while the majority of adults who completed the PALISADE trial in the AR101 arm successfully tolerated the 600 mg dosage (85%), the percentage of dropouts in the 18-49 age range was substantially higher than in our 4-17 year old study population thereby reducing the number of our ITT population in the 18-49 year old age range who successfully completed the DBPCFC. As a result, in the exploratory subpopulation ages 18-49, the Intent to Treat, or ITT analysis did not show statistical significance at the 600 mg dose level.

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

Conducting clinical trials in foreign countries, as we have done for our ARTEMIS trial, and are doing or plan to do for our ARC004, ARC005 and ARC008 trials, presents additional risks that may delay completion of our clinical trials. These risks include a foreign regulatory authority imposing additional requirements prior to the commencement of clinical trials in a foreign country, the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, complying with data privacy regulations in the European Union and Canada, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks relevant to such foreign countries. For example, clinical trial materials in the European Union must be certified and released by a designated qualified person, which can delay the release of clinical trial materials to clinical sites in the European Union.

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

As of March 31, 2019, we had 228 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize AR101 or any additional product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, which is commonly referred to as Brexit. In March 2017, the U.K. government delivered to the European Council notice of its intention to leave the European Union. In the absence of an executed withdrawal agreement with the European Union, the effective date of the United Kingdom’s withdrawal from the European Union will, unless extended by the European Council in agreement with the United Kingdom, be October 31, 2019.  There are many ways in which our business could be affected by this event, only some of which we can identify at this time. The negotiation of the withdrawal agreement has been, to date, a lengthy and contentious process, and we do not, as at the date of this Annual Report, have certainty as to the terms of the United Kingdom’s future relationship with the European Union. Indeed, the negotiations may, ultimately, be unsuccessful and the United Kingdom may not reach agreement with the European Union on the future terms of the United Kingdom’s relationship with the European Union. If no agreement is reached, there will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets as well as on the regulatory process in Europe. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.

We have ongoing business in the United Kingdom and the European Union, including employees in the United Kingdom. Further, our ARTEMIS study was conducted solely in Europe. Any application for Marketing Authorization, or MA, for AR101 or any other product candidate that we may file in the future must be filed by an entity located in a European Union member nation. While we are already in the process of establishing a network of subsidiary undertakings in continental Europe and anticipate that our MAA for AR101 will be filed by our subsidiary, Aimmune Therapeutics Netherlands B.V., we may face new regulatory costs and challenges that could have a material adverse effect on our operations. In addition, the lack of clarity about future United Kingdom laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, includes regulations related to clinical trials, marketing authorization for drug products, intellectual property rights and employment and labor matters. A lack of clarity in these areas, which are central to the development of our product candidates in the United Kingdom and the European Union and our ongoing business activities in the United Kingdom, may cause operational and strategic uncertainty for us as we consider the timing of and requirements for approval in the United Kingdom for AR101 and the effect of a potential withdrawal on our employees located in the United Kingdom, including those employees who are non-UK citizens and whose rights to live and work in the UK may change following Brexit.

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

Even though we have received Fast-Track designation for AR101 for oral immunotherapy of peanut sensitive adults and children and Breakthrough Therapy designation for AR101 for oral immunotherapy of peanut sensitive children and adolescents (ages 4-17), we may not experience a faster development process, review or approval compared to conventional FDA procedures. Both the Fast-Track designation and the Breakthrough Therapy designation support expedited review of new drugs and biologics. However, the FDA has determined that AR101, as an allergenic product candidate, is exempt from PDUFA, and has informed us that the BLA will be reviewed under a twelve-month target review period, as measured from the January 2019 start date. Moreover, the review period for PDUFA-exempt applications is subject to uncertainty, and, as a result, the FDA may take longer than twelve months to review the BLA for AR101.

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

The trading price of our common stock has been highly volatile and could be subject to wide fluctuations in response to various factors, including the following:

•	results of, or delays in, our clinical trials;
•	delays in our product development timelines;
•	the number, size and type of additional clinical trials or studies that we choose to conduct or the FDA requires us to complete for AR101 and the cost and time of such trials and studies;

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

As of March 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 58% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified individuals to our board of directors. As a public company headquartered in California, we are required to have at least one woman on our board of directors by the end of 2019, and two or three women on our board by the end of 2021, depending on the size of our board at the time.  While we currently have two women on our board and intend to continue to comply with this California law, recruiting and retaining board members carries uncertainty, and failure to comply with this requirement could result in financial penalties.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards to offset its post-change taxable income may be limited. Limitations may also apply to the utilization of other pre-change tax attributes as a result of an ownership change. As of December 31, 2019, we had generated NOL carryforwards for federal income tax purposes of $321.6 million and for California income tax purposes of $12.0 million. These federal and California NOL carryforwards will begin to expire in 2031, if not utilized. Following the equity investment by Nestle Health Science in November 2016, we performed a Section 382 analysis and determined that we experienced multiple ownership changes under Section 382 of the Code prior to December 31, 2017. Such annual limitations could affect the utilization of NOL and tax credit carryforwards in the future. We experienced no significant permanent losses of tax attributes due to these ownership changes.

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

None.

c)	Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

a)	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated January 20, 2015, by and among Aimmune Therapeutics, Inc. and the investors listed therein.	S-1	7/6/2015	10.1

4.4	Amended and Restated Registration Rights Agreement, dated November 11, 2018, by and between the Company and Nestle Health Science US Holdings, Inc.	10-K	2/28/2019	4.4

4.5	Amended and Restated Standstill Agreement, dated November 11, 2018, by and between the Company and Nestle Health Science US Holdings, Inc.	10-K	2/28/2019	4.5

10.1 (††)	Credit Agreement dated January 3, 2019, by and among the Company, KKR Peanut Aggregator L.P. and Cortland Capital Markets Services LLC. By and between the Company and Nestle Health Science US Holdings Inc.	10-K	2/28/2019	10.6

10.2(a)#	2015 Equity Incentive Annual Plan.	S-8	8/11/2015	99.2(a)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(b)

10.2(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(c)

10.3#	Aimmune Therapeutics, Inc. Employee Stock Purchase Plan.	S-8	8/11/2015	99.3

10.4#	Non-Employee Director Compensation Program.	10-K	2/28/2019	10.18

10.5#	Aimmune Therapeutics, Inc. Corporate Bonus Plan.	8-K	2/25/2016	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
101.INS	XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†
††	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
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

Aimmune Therapeutics, Inc.

Date: May 8, 2019	By:	/s/ Jayson Dallas
Jayson Dallas, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Aimmune Therapeutics, Inc.

Date: May 8, 2019	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(Principal Financial and Accounting Officer)