Form 10-Q
period 2019-06-30
Aimmune Therapeutics, Inc.
filed 2019-08-08
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 62,668,957 shares of common stock, $0.0001 par value per share, outstanding.

AIMMUNE THERAPEUTICS, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$72,564	$107,511
Short-term investments	171,108	196,421
Prepaid expenses and other current assets	6,859	8,687
Total current assets	250,531	312,619
Long-term investments	6,584	—
Property and equipment, net	29,414	26,328
Operating lease right-of-use assets	11,736	—
Prepaid expenses and other assets	511	608
Total assets	$298,776	$339,555
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,086	$8,833
Accrued liabilities	27,083	29,144
Operating lease liabilities, current	2,022	—
Other current liabilities	20	35
Total current liabilities	43,211	38,012
Long term debt, net of discount	38,526	—
Operating lease liabilities, non-current	11,036	—
Other liabilities	1,029	2,596
Total liabilities	93,802	40,608
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share— 10,000 shares authorized at June 30, 2019 and December 31, 2018; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.0001 per share—290,000 shares authorized as of June 30, 2019, and December 31, 2018; 62,660 and 62,142 shares issued and outstanding as of June 30, 2019, and December 31, 2018, respectively	6	6
Additional paid-in capital	798,058	775,283
Accumulated other comprehensive gain(loss)	236	(108)
Accumulated deficit	(593,326)	(476,234)
Total stockholders’ equity	204,974	298,947
Total liabilities and stockholders’ equity	$298,776	$339,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$31,988	$35,254	$63,304	$68,700
General and administrative	31,200	$18,559	54,912	35,232
Total operating expenses	63,188	53,813	118,216	103,932
Loss from operations	(63,188)	(53,813)	(118,216)	(103,932)
Interest income, net	358	1,294	1,149	1,930
Loss before provision for income taxes	(62,830)	(52,519)	(117,067)	(102,002)
Provision for income taxes	48	33	77	50
Net loss	$(62,878)	$(52,552)	$(117,144)	$(102,052)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	174	2	345	(15)
Comprehensive loss	$(62,704)	$(52,550)	$(116,799)	$(102,067)

Net loss per common share, basic and diluted	$(1.01)	$(0.91)	$(1.88)	$(1.83)
Weighted average shares used in computing net loss per common share, basic and diluted	62,332	57,903	62,178	55,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)/Gain	deficit	Equity
Balance as of December 31, 2018	62,142	$6	$775,283	$(108)	$(476,234)	$298,947
Issuance of common stock upon exercise of vested options	328	—	3,633	—	—	3,633
Stock-based compensation expense	—	—	7,765	—	—	7,765
Other comprehensive gain	—	—	—	171	—	171
Accumulated depreciation upon adoption of ASU Topic 842	—	—	—	—	51	51
Net loss	—	—	—	—	(54,266)	(54,266)
Balance as of March 31, 2019	62,470	$6	$786,681	$63	$(530,449)	$256,301
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	189	—	2,637	—	—	2,637
Stock-based compensation expense	—	—	8,740	—	—	8,740
Other comprehensive loss	—	—	—	173	1	174
Net loss	—	—	—	—	(62,878)	(62,878)
Balance as of June 30, 2019	62,659	$6	$798,058	$236	$(593,326)	$204,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	deficit	Equity

Balance as of December 31, 2017	51,091	$5	$443,390	$(108)	$(265,482)	$177,805
Issuance of common stock upon exercise of vested options	308	—	2,743	—	—	2,743
Issuance of common stock upon securities agreement	300	—	—	—	—	—
Issuance of common stock upon public offering	6,325	1	190,453	—	—	190,454
Stock-based compensation expense	—	—	7,607	—	—	7,607
Other comprehensive loss	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(49,500)	(49,500)
Balance as of March 31, 2018	58,024	$6	$644,193	$(125)	$(314,982)	$329,092
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	437	—	2,641	—	—	2,641
Issuance of common stock upon public offering	—	—	(18)	—	(1)	(19)
Stock-based compensation expense	—	—	8,674	—	—	8,674
Other comprehensive gain	—	—	—	2	—	2
Net loss	—	—	—	—	(52,552)	(52,552)
Balance as of June 30, 2018	58,461	$6	$655,490	$(123)	$(367,535)	$287,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(117,144)	$(102,052)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,751	738
Stock-based compensation expense	16,505	16,281
Non-cash interest expense	2,259	—
Amortization of premium on investment securities	(1,094)	(225)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,596	(191)
Accounts payable	5,466	2,559
Accrued liabilities	(2,887)	6,366
Other liabilities	553	207
Net cash used in operating activities	(91,995)	(76,317)
Cash flows from investing activities:
Purchase of property and equipment	(4,860)	(6,243)
Purchase of investments	(106,980)	(133,208)
Maturities of investments	127,146	88,618
Net cash provided by (used in) investing activities	15,306	(50,833)
Cash flows from financing activities:
Borrowings under debt agreement	40,000	—
Debt issuance costs	(3,856)	—
Proceeds from underwritten public offering, net of offering costs	—	190,435
Net cash proceeds from exercise of stock options, including early exercise	6,270	5,385
Tax withholdings related to net share settlements of restricted stock units	(672)	—
Net cash provided by financing activities	41,742	195,820
Net increase (decrease) in cash and cash equivalents	(34,947)	68,670
Cash and cash equivalents at the beginning of the period	107,511	73,487
Cash and cash equivalents at the end of the period	$72,564	$142,157

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$1,916	$556
Debt issuance costs, discount and interest payable	$2,259	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

1. Formation and Business of the Company

Aimmune Therapeutics, Inc., is a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates, to reduce the frequency and severity of allergic reactions, including anaphylaxis, upon exposure to peanut and other food allergens. Our therapeutic approach, which we refer to as Characterized Oral Desensitization Immunotherapy, or CODITTM, is designed to desensitize patients to food allergens using rigorously characterized biologic products, defined treatment protocols and tailored support services. We are headquartered in Brisbane, California, and were incorporated in the state of Delaware on June 24, 2011.

Since inception, we have incurred net losses and negative cash flows from operations. During the quarter and six months ended June 30, 2019, we incurred a net loss of $62.9 million and $117.1 million, respectively, and we used $92.0 million of cash in operations. As of June 30, 2019, we had an accumulated deficit of $593.3 million, and we do not expect to experience positive cash flows in the near future. As of June 30, 2019, we had cash, cash equivalents and investments of $250.3 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory approval and potential commercial launch in the United States and Europe for AR101, our lead CODITTM product candidate. We have financed our operations to date primarily through private placements of our equity securities, our initial public offering, or IPO, of common stock in August 2015, an underwritten public offering of common stock in February and March 2018 and our loan agreement entered into in January 2019. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include obtaining U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval, raising additional capital, the successful and timely completion of our clinical trials, our ability to control expenses and generating sufficient revenue in the United States and Europe. Failure to obtain FDA and EMA approval, commercialize our lead product candidate, manage discretionary expenditures, or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the quarter and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other interim period or for any other future year. We operate in one reportable segment.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2019, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below.

Recently Adopted Accounting Pronouncements

We adopted Accounting Standards Update, or ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019 using the alternative modified retrospective approach provided in ASU No. 2018-11, Lease (Topic 841): Targeted Improvements. In doing so, we have continued to apply Accounting Standards Codification, or ASC 840 in the comparative periods and recognized the cumulative effect of applying Topic 842 to retained earnings on January 1, 2019. We elected a package of practical expedients for leases that commenced prior to January 1, 2019, which among other things, allowed us to carry forward the historical lease assessment for: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases. We have also elected a practical expedient, by class of underlying asset, not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. We have made an accounting policy election to not apply the recognition requirements to leases with a lease term of 12 months or less. We have recognized those lease payments in the consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

Adoption of this standard has resulted in the recognition of operating lease right-of-use assets of $11.7 million and lease liabilities of $13.1 million as of June 30, 2019. The standard did not materially impact our consolidated statement of operations or our consolidated statements of cash flows.

We adopted ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), as of January 1, 2019, which amends ASC Topic 718, “Compensation—Stock Compensation”. The ASU simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees. Upon adoption of this standard, share-based awards issued to non-employees are measured at the grant date and are not subject to remeasurement. We have elected to continue to use the contractual term as the estimated expected term. The adoption of ASU No. 2018-07 did not have a material impact on our financial statements and is expected to reduce the volatility in stock-based compensation expense for non-employees recognized from period to period.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the Financial Accounting Standards Board, or the FASB, issued ASU 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for fiscal periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2018-13 will have on our consolidated financial statements and related disclosures.

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

The following tables set forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$72,564	$—	$—	$72,564
Total cash and cash equivalents	$72,564	$—	$—	$72,564
Investments:
Agency securities	$—	$21,256	$—	$21,256
Corporate securities	—	44,153	—	44,153
Commercial paper	—	11,033	—	11,033
U.S. government securities	—	101,250	—	101,250
Total investments	$—	$177,692	$—	$177,692

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$107,511	$—	$—	$107,511
Total cash and cash equivalents	$107,511	$—	$—	$107,511
Investments:
Agency securities	—	17,352	—	17,352
Corporate securities	—	54,474	—	54,474
Commercial paper	—	5,965	—	5,965
U.S. government securities	—	118,630	—	118,630
Total investments	$—	$196,421	$—	$196,421

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value. During the quarters and six months ended June 30, 2019 and 2018, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, as of June 30, 2019 and December 31, 2018, are as follows (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$21,243	$13	$—	$21,256
Corporate securities	44,051	102	—	44,153
Commercial paper	11,033	—	—	11,033
U.S. government securities	101,129	121	—	101,250
Total available-for-sale investments	$177,456	$236	$—	$177,692

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$17,361	$—	$(9)	$17,352
Corporate securities	54,536	—	(62)	54,474
Commercial paper	5,965	—	—	5,965
U.S. government securities	118,667	14	(51)	118,630
Total available-for-sale investments	$196,529	$14	$(122)	$196,421

At June 30, 2019, all of the available-for-sale securities have contractual maturities within eighteen months. We periodically review our available-for-sale investments for other-than-temporary impairment loss. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarters and six months ended June 30, 2019 and 2018, we did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

The carrying value of our long-term debt approximates its fair value at each balance sheet date due to its variable interest rate, which approximates a market interest rate.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Furniture and equipment	$2,642	$2,221
Computer equipment	2,603	2,073
Manufacturing equipment	6,473	1,733
Leased equipment	100	100
Leasehold improvements	14,506	4,469
Buildings	—	688
Construction in progress	7,918	18,295
Property and equipment, gross	34,242	29,579
Less: accumulated depreciation	(4,828)	(3,251)
Property and equipment, net	$29,414	$26,328

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Compensation and benefits	$7,054	$8,912
Research and development	8,721	15,504
Professional and consulting	10,829	4,691
Other	479	37
Total accrued liabilities	$27,083	$29,144

5. Long-term Debt, Net of Discounts

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches, or the KKR Loans. Of the total loan amount, $40.0 million was funded upon closing of the transaction, with $85.0 million to be funded upon FDA approval of AR101, or the Regulatory Approval and satisfaction of other customary borrowing conditions, and $45.0 million to be made available at our option in 2020 upon the satisfaction of certain borrowing conditions. The KKR Loans have a maturity date being the earliest of (a) January 3, 2025, or if Regulatory Approval has not occurred on or before December 31, 2020, January 15,

2021 and (b) the date that is 91 days prior to the earliest current maturity date of any other loans we might have in excess of $15.0 million prior to the funding of the third tranche of the KKR Loans or $25.0 million following the funding of the third tranche of the KKR Loans. The KKR Loans bear interest through maturity, at our election with respect to (a) Alternate Base Rate, or ABR Loans, ABR plus 6.50% per annum and (b) London Interbank Offered Rate, or LIBOR Loans, 30-day LIBOR plus 7.50% per annum. We have the option to elect to make interest payments from available funds or make interest payments in kind by capitalizing such interest amounts on the applicable interest payment date by adding the amounts to the outstanding principal amount of the loan. Any capitalized amounts also bear interest. To date, we have selected to pay in kind and capitalized the interest for the six months ending June 30, 2019. We will begin paying accrued interest on outstanding KKR Loans on the last business day of each March, June, September and December thereafter while any KKR Loans are outstanding, as well as on the final maturity date of the KKR Loans, with each such date being referred to herein as an Interest Payment Date.

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

In connection with the KKR Loans, we paid direct fees of $3.9 million, including debt issuance costs. The fees are being amortized as interest expense over the term of the debt.  As of June 30, 2019 and December 31, 2018, $41.9 million and $0, respectively, was outstanding under the KKR Loans. As of June 30, 2019, the interest rate on the KKR Loans was 9.94%.

The following table represents our short-term and long-term debt obligations (in thousands):

June 30, 2019
Principal amount of long-term debt	$41,961
Less: Current portion of long-term debt	-
Long-term debt, net of current portion	41,961
Unamortized discount relating to deferred financing costs, net	(3,559)
Accrued exit fee payment	124
Long-term debt, net of discount and current portion	$38,526

Future principal payments of our long-term debt as of June 30, 2019 are as follows:

Fiscal year ending December 31:
2019	$-
2020	-
2021	-
2022	-
2023	20,981
Thereafter	20,980
Total	$41,961

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

As of June 30, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

	Remaining Lease Payments June 30, 2019
	Operating	Financing	Total
2019	$1,567	$17	$1,584
2020	3,330	34	3,364
2021	3,413	35	3,448
2022	3,497	9	3,506
2023	3,378	-	3,378
Thereafter	1,744	-	1,744
Total lease payments	$16,929	$95	$17,024
Less: Effects of discounting	(3,871)	(29)	(3,900)
Present value of lease liabilities	$13,058	$66	$13,124
Less: current portion	(2,022)	(19)	(2,041)
Long-term lease liabilities	$11,036	$47	$11,083
Weighted-average remaining lease term	5 years	2.8 years
Weighted-average incremental borrowing rate	11%	23%

As of June 30, 2019, we have additional operating leases, primarily for our manufacturing facility, that have not yet commenced of $0.7 million. These operating leases will commence in the third quarter of 2019 with a lease term of 6.25 years.

The component of our lease costs included in our condensed consolidated statements of income were as follows (in thousands):

	Quarter Ended	Six Months Ended
Lease Cost	June 30, 2019
Operating lease cost	$914	$1,879
Finance lease cost
Amortization of leased assets	8	16
Interest on lease liabilities	4	8
Net lease cost	$926	$1,903

Other information related to our operating lease was as follows (in thousands):

Other Information	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,879
Operating cash flows from finance leases	$24

Total future aggregate minimum lease payments calculated under ASC 840 at December 31, 2018 were as follows (in thousands):

	Remaining Lease Payments December 31, 2018
	Operating	Financing	Total
2019	$3,133	$33	$3,166
2020	3,330	34	3,364
2021	3,413	35	3,448
2022	3,497	9	3,506
2023	3,378	-	3,378
Thereafter	1,744	-	1,744
Total lease payments	$18,495	$111	$18,606
Less: amount representing interest	-	(33)	(33)
Value of lease liabilities under ASC 840	$18,495	$78	$18,573
Less: current portion	(3,133)	(17)	(3,150)
Long-term lease liabilities	$15,362	$61	$15,423

Purchase Commitments

We purchase food-grade peanut flour from Golden Peanut Company, or GPC, pursuant to a long-term exclusive commercial supply agreement, which was expanded and extended in January 2018. GPC is precluded from selling several peanut flour products to any third party worldwide for use in oral immunotherapy, or OIT, for the treatment or cure of peanut allergy, provided that we are in compliance with our exclusive purchase obligation and meet specified annual purchase commitments. The restated agreement remains in effect until ten years after the first delivery to us of peanut flour for commercial use and includes an option for us to extend the term for an additional five years.

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

In May 2019, we entered into a Commercial Supply Agreement, or the Commercial Supply Agreement, pursuant to which CoreRx, Inc. agreed to manufacture commercial supply of AR101, if approved. Under the Commercial Supply Agreement, we are required to purchase a minimum percentage of our AR101 commercial supply requirements in each of the first six years of the Commercial Supply Agreement, subject to certain conditions and restrictions, ranging from 100% in 2019 and decreasing to a majority in 2024. We are also required to purchase a minimum percentage of our AR101 supply requirements for release testing in each of the first six years of the Commercial Supply Agreement, ranging from 100% in 2019 and decreasing to a significant majority in 2024. As of June 30, 2019, the minimum aggregate purchase commitment under this agreement would be $4.3 million. The initial term of the Commercial Supply Agreement began upon execution of the Commercial Supply Agreement and will continue until December 31, 2024. The Commercial Supply Agreement then automatically renews for successive two-year terms, unless earlier terminated pursuant to its terms, or upon either party’s notice of termination to the other.

Indemnifications

We indemnify each of our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as an officer or a director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity. The maximum amount of potential future indemnification is unlimited; however, we currently hold director and officer liability insurance. This insurance allows the transfer of risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations for any period.

Legal

We are currently not a party to any material legal proceedings. During the normal course of business, we may be a party to legal claims that may not be covered by insurance. We do not believe that any such claims would have a material impact on our consolidated financial statements.

7. Stock-Based Compensation

Equity Incentive Plan

In July 2015, we adopted the 2015 Stock Plan, or the 2015 Plan. Under the 2015 Plan, 4,681,544 shares of our common stock were initially reserved for the issuance of stock options and restricted stock to employees, directors, and consultants under terms and provisions established by the Board of Directors, or the Board, and approved by our stockholders. As of June 30, 2019 and December 31, 2018, there were 4,625,878 and 4,364,963 shares available for future grant, respectively.

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

In August 2015, we adopted the 2015 ESPP, which commenced on January 1, 2018. Under the 2015 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2015 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. We issued 41,030 shares at a weighted average price of $25.28 per share during the year ended December 31, 2018. As of June 30, 2019, we had issued 59,722 shares under the ESPP at a weighted average price of $17.75 per share and 2,346,064 shares under the ESPP remain available for purchase.

Our 2013 Stock Plan, or the 2013 Plan, which was originally adopted during January 2013, was terminated upon consummation of our IPO in August 2015. As a terminated plan, no further options can be granted from the 2013 Plan, and no further shares are reserved for issuance under the 2013 Plan.

Option activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2018	7,133,113	$20.08	7.6	$27,413
Options granted	2,318,442	22.52
Options exercised and shares vested	(366,221)	14.23
Options cancelled	(515,002)	28.19
Balance, June 30, 2019	8,570,332	20.50	7.6	$28,934
Options vested and expected to vest as of June 30, 2019	8,017,038	20.22	7.5	$28,771
Options exercisable as of June 30, 2019	3,891,087	$15.93	6.3	$26,175

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of June 30, 2019. The 2013 Plan provided for early exercise, therefore, all our outstanding stock options issued under that plan are exercisable.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2018	309,847	$33.37
Awarded	476,127	23.06
Released	(91,354)	33.28
Forfeited	(54,791)	29.72
Unvested Balance, June 30, 2019	639,829	$26.02

RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period).

In connection with the expansion and extension of our long-term exclusive commercial supply agreement with GPC, we issued 300,000 shares of restricted common stock in January 2018. The restricted common stock vests in four tranches over a 3.5 year period and is measured based on the fair market value of the underlying stock as the shares vest. As of June 30, 2019, 75,000 shares had vested, and the remaining shares were restricted. As of June 30, 2019, total estimated unrecognized expense related to these restricted shares was $3.6 million based upon the fair market value of our common stock on December 31, 2018, which is expected to be recognized over the remaining vesting period of 2.03 years as general and administrative expense. Stock-based compensation expense recognized during the quarters and six months ended June 30, 2019 and 2018 related to these shares was as follows (in thousands):

	2019	2018
Quarter ended June 30	$532	$830
Six months ended June 30	890	1,907

In February 2019, we issued 52,000 RSUs with a grant date fair value of approximately $1.3 million, to certain key employees that include service and performance vesting conditions related to the achievement of certain regulatory approvals for AR101.  Stock-based compensation expense will be recognized when we conclude that it is probable that the performance conditions will be achieved. We will reassess the probability of vesting at each reporting period and adjust stock-based compensation expense based on this probability assessment.  As the vesting is contingent upon specific performance conditions, stock-based compensation expense related to the grant will not be recognized until the specified conditions are determined to be probable of achievement. As none of the performance criteria were met during the six months ended June 30, 2019, we have not recognized any stock-based compensation related to these RSUs.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	62.2%	68.3%	63.2%	68.4%
Risk free interest rate	2.3%	2.6%	2.5%	2.4%
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value	$11.93	$19.10	$13.38	$20.51

The weighted-average assumptions used to estimate the fair value of ESPP using the Black-Scholes option valuation model were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term (in years)	0.5	0.5	0.5	0.9
Expected volatility	50.7%	47.0%	50.7%	50.4%
Risk free interest rate	2.4%	2.1%	2.4%	1.8%
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value	$6.00	$8.41	$6.00	$12.42

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, reflected in the condensed consolidated statements of comprehensive loss is as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$2,957	$2,923	$5,700	$4,970
General and administrative	5,783	5,751	10,805	11,311
Total stock-based compensation expense	$8,740	$8,674	$16,505	$16,281

During the quarter and six months ended June 30, 2019, we recorded approximately $0.5 million and $1.0 million, respectively, of stock-based compensation expense related to the acceleration of certain former executives’ stock options. Such expense was approximately $0.9 million and $2.1 million for the quarter and six months ended June 30, 2018, respectively.

As of June 30, 2019, total unrecognized stock-based compensation expense and expected period over which such compensation will be recognized were as follows ($ in thousands):

As of June 30, 2019
Stock-option
Unrecognized stock compensation expense	$60,246
Weighted-average remaining vesting period (years)	2.8
RSU
Unrecognized stock compensation expense	$11,753
Weighted-average remaining vesting period (years)	2.94
ESPP
Unrecognized stock compensation expense	$237
Weighted-average remaining vesting period (years)	0.38

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	8,570,332	7,516,362	8,570,332	7,516,362
RSUs	639,829	360,574	639,829	360,574

9. Related Party Transaction

In June 2017, Mark McDade, a member of our Board of Directors, joined the Board of Directors of MyHealthTeams, a private company that creates social networks for people living with chronic conditions by partnering with pharmaceutical and healthcare companies. We entered into an agreement with MyHealthTeams in 2015 under which they provide services to us. During the quarters and six months ended June 30, 2019 and 2018, there were payments of $0.1 million in each period to MyHealthTeams pursuant to such agreement At June 30, 2019 and December 31, 2018, there were no accrued liabilities due under the MyHealthTeams agreement.

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

Overview

We are a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates, to reduce the incidence and severity of allergic reactions, including anaphylaxis, upon exposure to peanut and other food allergens. It is estimated that over 30 million people in the United States and Europe have a food allergy, with peanut allergy being the most prevalent and most commonly associated with severe outcomes and life-threatening events. There are currently no approved medical therapies to cure food allergies or prevent their symptoms. Patients with food allergies are typically counseled to practice strict dietary avoidance. When accidental exposure to food allergens invokes a serious allergic reaction, rescue therapies, such as antihistamines or injectable epinephrine, are the only recourse available. Our therapeutic approach, which we refer to as Characterized Oral Desensitization ImmunoTherapy, or CODITTM, is designed to desensitize patients to food allergens and thereby reduce the risk of having an allergic reaction upon allergen exposure or reduce symptom severity should an allergic reaction occur. CODIT is intended to reduce meaningfully the burden and anxiety experienced by food-allergic patients and their families.

Our lead CODIT product candidate, AR101, is an investigational biologic to reduce the frequency and severity of allergic reactions of patients with peanut allergy, which affects approximately three million patients in the United States and three million patients in Europe.  AR101 has received Fast Track and Breakthrough Therapy Designations for the treatment of patients 4-17 years of age from the United States Food and Drug Administration, or FDA. In February 2018, we announced positive data from our Phase 3 efficacy trial of AR101 in the United States, Canada and Europe, which we refer to as the PALISADE (Peanut Allergy Oral Immunotherapy Study of AR101 for Desensitization in Children and Adults) trial. In November 2018, we announced positive topline results real-world experience safety trial of AR101 in the United States and Canada in patients ages 4-17, which we refer to as the RAMSES (Real-World AR101 Market-Supporting Experience Study in Peanut Allergic Children Ages 4-17 Years) trial.  In addition, we have three ongoing roll-over studies relating to the PALISADE, RAMSES and ARTEMIS trials.

We submitted a Biologics License Application, or BLA, for AR101 to the FDA in December 2018. The FDA initiated review of the BLA for AR101 in January 2019 and accepted the BLA for filing on March 18, 2019. The FDA has determined that AR101, as an allergenic product candidate, is exempt from the Prescription Drug User Fee Act, as amended, or PDUFA, and has informed us that the BLA will be reviewed under a twelve-month target review period as measured from the January 2019 start date.  Our BLA for AR101 is scheduled to be reviewed by the Allergenic Products Advisory Committee in September 2019.  In addition, the FDA has completed all clinical and manufacturing site inspections scheduled to date. Our initial target patient population for AR101 is children and adolescents in the 4-17 age group with a diagnosed peanut allergy, which we estimate applied to approximately 1.6 million patients in the United States alone during 2018.

In February 2018, we completed enrollment of 175 patients in our European Phase 3 efficacy trial designed with a higher efficacy bar of tolerating 1,000 mg of peanut protein in an exit food-challenge without anything more than mild, transient symptoms, which we refer to as the ARTEMIS (AR101 Trial in Europe Measuring Oral Immunotherapy Success) trial. In March 2019, we announced that the ARTEMIS trial met its primary efficacy endpoint, the ability of patients to tolerate a 1,000 mg single dose of peanut protein. We submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in June 2019, and we expect a standard review time of 12 to 15 months.

We maintain worldwide commercial rights to all of our product candidates, including AR101 and, if approved, currently intend to commercialize in the United States and Europe by developing a specialty commercial field team targeting a subset of the approximately 5,000 practicing allergists in the United States and allergy-focused clinicians in major European markets, as well as a medical science liaison organization.

We are in the process of developing formulations for additional CODIT product candidates beyond peanut allergy and have formulation and manufacturing activities ongoing for a product candidate designed to treat hen’s egg allergy, AR201. Review of our investigational new drug application, or IND, for AR201 was completed by the FDA in February 2019. As such, we initiated enrollment of a Phase 2 clinical trial of AR201 for egg allergy. We are also exploring a product candidate designed to treat multi-tree nut allergy. In addition, we are also conducting research and development activities for potential CODIT product candidates targeting other food allergies, including cow’s milk allergy.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our lead CODIT product candidate, AR101. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $ 117.1 million for the six months ended June 30, 2019 and used $92.0 million of cash in operations. As of June 30, 2019, our accumulated deficit was $593.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize AR101, and as we develop other product candidates

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches. Of the total loan amount, $40.0 million was funded upon the closing of the transaction, with $85.0 million to be funded upon FDA approval of AR101 and satisfaction of other customary borrowing conditions, and $45.0 million to be made available at our option in 2020, upon the satisfaction of certain borrowing conditions.

We currently utilize contract manufacturers for all our manufacturing activities. In June 2015, we entered into a lease for a manufacturing facility in Clearwater, Florida. In June 2017, we completed the construction of the manufacturing facility within the leased building, which we intend to handle full-scale cGMP (current Good Manufacturing Practices) commercial production of AR101, if approved, and supply future clinical trials of AR101. This manufacturing facility became operational in November 2018 and is operated by our contract manufacturing partner CoreRx, Inc., or CoreRx. In May 2019, we entered into a commercial supply agreement with CoreRx, and we plan to continue to rely on CoreRx to manage the operations of this manufacturing facility. Additionally, we currently utilize specialized clinical vendors, clinical trial sites, consultants, and clinical research organizations, or CROs, to ensure the proper and timely conduct of our clinical trials, and we do not yet have a sales organization. We expect to continue to significantly increase our investment in our manufacturing process and commercial organization as we prepare for the potential approval and commercial launch of AR101.

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

There have been no new policies or significant changes to our critical accounting policies as disclosed in the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted in Note 2, Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Components of Results of Operations

Research and Development Expenses

The largest component of our total operating expenses has historically been our investment in research and development activities. Research and development expenses consist primarily of external clinical-related expenses, employee-related costs, stock-based compensation expense, and facilities and other costs, which include the following:

•

External costs include costs incurred to conduct research, such as the discovery and development of our product candidates; costs related to the production of clinical supplies and pre-approval inventory, including fees paid to contract manufacturers; fees paid to consultants and vendors, including clinical research organizations in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis; costs for scientific conferences and meetings; and costs related to compliance with drug development regulatory requirements.

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

Results of Operations

Comparison of the Quarters Ended June 30, 2019 and 2018

	Quarter Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$31,988	$35,254	$(3,266)	(9)%
General and administrative	31,200	18,559	12,641	68%
Total operating expenses	63,188	53,813	9,375	17%
Loss from operations	(63,188)	(53,813)	(9,375)	17%
Interest income, net	358	1,294	(936)	(72)%
Loss before provision for income taxes	(62,830)	(52,519)	(10,311)	20%
Provision for income taxes	48	33	15	45%
Net loss	$(62,878)	$(52,552)	$(10,326)	20%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the quarters ended June 30, 2019 and 2018:

	Quarter Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands)
External costs	$17,750	$22,666	$(4,916)	(22)%
Employee-related costs	7,621	7,229	392	5%
Stock-based compensation expense	2,957	2,923	34	1%
Facilities and other costs	3,660	2,436	1,224	50%
Total research and development expenses	$31,988	$35,254	$(3,266)	(9)%

Research and development expenses decreased by $3.3 million for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018, primarily due to decreased external costs, partially offset by increased employee-related costs and facilities and other costs. External costs decreased primarily due to the close-out of certain AR101 clinical trials, including RAMSES, ARC009, ARTEMIS and ARC011, partially offset by an increase in manufacturing costs for the production of pre-approval inventory. Employee-related costs increased primarily due to increased headcount to support continued development of AR101. Facilities and other costs increased primarily due to the allocation of higher facilities and information technology costs, which are allocable from general and administrative to research and development expenses based on headcount.

We expect research and development expenses to increase in the near-term as we develop additional CODIT product candidates, including for the treatment of egg allergy and multi-tree nut allergy, and continue manufacturing commercial inventory for the potential approval and commercial launch of AR101. If we receive regulatory approval of AR101, future manufacturing costs may qualify for capitalization as inventory and would subsequently be expensed as costs of goods sold when such inventory is sold.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the quarters ended June 30, 2019 and 2018:

	Quarter Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands)
Employee-related costs	$10,975	$4,945	$6,030	122%
Stock-based compensation expense	5,783	5,751	32	1%
External professional services	14,090	7,668	6,422	84%
Facilities and other costs	352	195	157	81%
Total general and administrative expenses	$31,200	$18,559	$12,641	68%

General and administrative expenses increased by $12.6 million for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018, primarily due to increased external professional services costs and employee-related costs. External professional services increased primarily due to consulting services for commercial planning, medical education and grants, and support for AR101.  The increased headcount was for additional administrative support for the continued buildout of our infrastructure to support the potential commercialization of AR101, including the establishment of key commercial functions such as marketing, market access and our field teams and a medical science liaison organization.

We expect our general and administrative expenses to continue to increase as we continue to build our commercial infrastructure, including the hiring of additional personnel, and incur expenses related to commercial planning for AR101.

Interest Income, net

Interest income, net, decreased by $0.9 million for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018, primarily due to interest expense on long-term debt issued in January 2019. The interest expense was partially offset by higher interest income resulting from higher average cash, cash equivalents, and investment balances.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$63,304	$68,700	$(5,396)	(8)%
General and administrative	54,912	35,232	19,680	56%
Total operating expenses	118,216	103,932	14,284	14%
Loss from operations	(118,216)	(103,932)	(14,284)	14%
Interest income, net	1,149	1,930	(781)	(40)%
Loss before provision for income taxes	(117,067)	(102,002)	(15,065)	15%
Provision for income taxes	77	50	27	54%
Net loss	$(117,144)	$(102,052)	$(15,092)	15%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands)
External costs	$35,514	$45,279	$(9,765)	(22)%
Employee-related costs	15,896	13,906	1,990	14%
Stock-based compensation expense	5,700	4,970	730	15%
Facilities and other costs	6,194	4,545	1,649	36%
Total research and development expenses	$63,304	$68,700	$(5,396)	(8)%

Research and development expenses decreased by $5.4 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to decreased external costs, partially offset by increased employee-related costs, stock-based compensation expense, and facilities and other costs. External costs decreased primarily due to the close-out of certain AR101 clinical trials, including RAMSES, ARC009, ARTEMIS and ARC011, partially offset by manufacturing costs for the production of pre-approval inventory. Employee-related costs and stock-based compensation expense increased primarily due to increased headcount to support continued development of AR101. Facilities and other costs increased primarily due to the allocation of higher facilities and information technology costs, which are allocable from general and administrative to research and development expenses based on headcount.

We expect research and development expenses to continue to increase in the near-term as we develop additional CODIT product candidates, including for the treatment of egg allergy and multi-tree nut allergy, and continue manufacturing commercial inventory for the potential approval of AR101. If we receive regulatory approval of AR101, future manufacturing costs may qualify for capitalization as inventory and would subsequently be expensed as costs of goods sold when such inventory is sold.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands)
Employee-related costs	$19,859	$9,495	$10,364	109%
Stock-based compensation expense	10,805	11,311	(506)	(4)%
External professional services	23,417	13,987	9,430	67%
Facilities and other costs	831	439	392	89%
Total general and administrative expenses	$54,912	$35,232	$19,680	56%

General and administrative expenses increased by $19.7 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to increased external professional services costs and employee-related costs, partially offset by lower stock-based compensation expense. External professional services increased primarily due to consulting services for commercial planning, medical education and grants, and support for AR101.  The increased headcount was for additional administrative support for the continued buildout of our infrastructure to support the potential commercialization of AR101, including the establishment of key commercial functions such as marketing, market access and our field teams and a medical science liaison organization. Stock-based compensation expense decreased primarily due to lower expense from our stock issuance to an affiliate of Golden Peanut Company, or GPC, as a result of the first tranche of the 300,000 shares of restricted common stock we issued to an affiliate of GPC in January 2018 vesting over a shorter period than the second tranche and lower stock option modification expense.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure, including the hiring of additional personnel, and incur expenses related to commercial planning for AR101.

Interest Income, net

Interest income, net, decreased by $0.8 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to interest expense on long-term debt issued in January 2019. The interest expense was partially offset by higher interest income resulting from higher average cash, cash equivalents, and investment balances.

Liquidity and Capital Resources

As of June 30, 2019, we had cash, cash equivalents and investments of $250.3 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory approval and potential commercial launch in the United States and Europe for AR101, our lead CODITTM product candidate.

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

In November 2016, we and Nestlé Health Science entered into the Purchase Agreement, pursuant to which we issued and sold 7,552,084 shares of our common stock, par value $0.0001 per share, to Nestlé Health Science for an aggregate cash purchase price of $145.0 million. In addition, in November 2018, we sold an additional 3,237,529 shares of our common stock to Nestlé Health Science at a price of $30.27 per share, for aggregate proceeds of $98.0 million.

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

Our future funding requirements will depend on many factors, including the following:

•

the number, size and type of additional clinical trials or studies that we choose to initiate or the FDA or a foreign regulatory authority requires us to complete as well as the cost and time of such trials and studies;

•	our ability to obtain regulatory approval for and subsequently commercialize AR101 or any other product candidates we develop;
•

the time and cost necessary to continue to develop a commercial-scale manufacturing process and establish commercial-scale manufacturing capacity for AR101 and the time and cost necessary to supply clinical trial materials for our clinical trials;

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for our product candidates;
•	our research and development activities; or
•	our establishment of commercial capabilities or other activities that may be necessary to commercialize AR101 or any future product candidate.

Summary Statement of Cash Flows

	Six Months Ended June 30,
	2019	2018	$ Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(91,995)	$(76,317)	$(15,678)
Investing activities	15,306	(50,833)	66,139
Financing activities	41,742	195,820	(154,078)
Net change in cash and cash equivalents	$(34,947)	$68,670	$(103,617)

Net Cash Used In Operating Activities

Net cash used in operating activities was $92.0 million for the six months ended June 30, 2019, an increase of $15.7 million from $76.3 million for the six months ended June 30, 2018. This increase was primarily due to higher net loss from operations resulting from increased operating expenses.

Net Cash Provided By Investing Activities

Net cash provided by investing activities was $15.3 million for the, six months ended June 30, 2019, an increase of $66.1 million from net cash used in investing activities of $50.8 million for the six months ended  June 30, 2018. The increase was primarily due to the timing of net maturities of various investments as we monitor the balance of our portfolio’s investments while managing our cash requirements.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $41.7 million for the six months ended June 30, 2019, a decrease of $154.1 million from $195.8 million for the six months ended June 30, 2018. The decrease was primarily due to 6,325,000 shares issued and sold during our public offering in February 2018, which was partially offset by our net debt borrowing under the KKR agreement of $36.1 million in January 2019.

As of June 30, 2019, we had cash, cash equivalents and investments of $250.3 million.

Contractual Obligations and Other Commitments

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below.

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches, or the KKR Loans. Of the total loan amount, $40.0 million was funded upon closing of the transaction, with $85.0 million to be funded upon FDA approval of AR101, or the Regulatory Approval and satisfaction of other customary borrowing conditions, and $45.0 million to be made available at our option in 2020 upon the satisfaction of certain borrowing conditions. The KKR Loans have a maturity date being the earliest of (a) January 3, 2025, or if Regulatory Approval has not occurred on or before December 31, 2020, January 15, 2021 and (b) the date that is 91 days prior to the earliest current maturity date of any other loans we might have in excess of $15.0 million prior to the funding of the third tranche of the KKR Loans or $25.0 million following the funding of the third tranche of the KKR Loans.

In May 2019, we entered into a Commercial Supply Agreement, or the Commercial Supply Agreement, pursuant to which CoreRx, Inc. agreed to manufacture commercial supply of AR101, if approved. Under the Commercial Supply Agreement, we are required to purchase a minimum percentage of our AR101 commercial supply requirements in each of the first six years of the Commercial Supply Agreement, subject to certain conditions and restrictions, ranging from 100% in 2019 and decreasing to a majority in 2024. We are also required to purchase a minimum percentage of our AR101 supply requirements for release testing in each of the first six years of the Commercial Supply Agreement, ranging from 100% in 2019 and decreasing to a significant majority in 2024. As of June 30, 2019, the minimum aggregate purchase commitment under this agreement would be $ 4.3 million. The initial term of the Commercial Supply Agreement began upon execution of the Commercial Supply Agreement and will continue until December 31, 2024. The Commercial Supply Agreement then automatically renews for successive two-year terms, unless earlier terminated pursuant to its terms, or upon either party’s notice of termination to the other.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have variable interests in variable interest entities.

Segment Information

We have one primary business activity and operate as one reportable segment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, except as follows. As of June 30, 2019, we had approximately $42.0 million in long-term debt with variable interest rate components. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 9.94% on our long term debt as of June 30, 2019, would result in a change in our annual interest expense that would not have a material impact to the financial statements.  This hypothetical increase or decrease will likely be different from what actually occurs in the future, and the impact may differ from that quantified herein.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, therapeutic approach and our lead product candidate, AR101, which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $62.9 million for the quarter ended June 30, 2019 and a net loss of $210.8 million, $131.3 million, and $80.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. At June 30, 2019, our accumulated deficit was $ 593.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to seek regulatory approval for and begin to commercialize AR101, and as we develop other product candidates. Even if AR101 is approved and we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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
•

the cost of manufacturing our product candidates and our ongoing establishment of commercial manufacturing capacity for AR101, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

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

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our CODIT therapeutic approach and AR101. At June 30, 2019, we had capital resources consisting of cash, cash equivalents and investments of $ 250.3 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue to seek regulatory approval for and prepare for the commercialization of AR101, and as we develop other product candidates.

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

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory approval and potential commercial launch in the United States and Europe for AR101, our lead CODITTM product candidate. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates including possible future revenue streams. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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
•

the time and cost necessary to continue to develop a commercial-scale manufacturing process and establish commercial-scale manufacturing capacity for AR101 and the time and cost necessary to supply clinical trial materials for our clinical trials;

•	commercialization costs associated with AR101 or any other product candidates we develop, if approved, including the cost and timing of developing our commercialization capabilities;
•	the time and cost necessary to complete our roll-over studies related to our PALISADE trial (ARC004), RAMSES trial (ARC011) and ARTEMIS trial (ARC008);
•	the amount of sales and other revenue from AR101 or any other product candidates we develop, if approved;
•	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;

•	the time and cost associated with designing and implementing quality systems for our product candidates in the United States and Europe;
•	the time and cost associated with clinical trials and pre-clinical development of other product candidates;
•	the availability of term loans under our credit agreement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	our ability to attract, hire and retain qualified personnel; and
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

In January 2019, we entered into a credit agreement with an affiliate of KKR LLC, that is secured by a lien covering all of our tangible and intangible property. As of June 30, 2019, there was $40.9 million of principal balance outstanding under the loan, which was funded in January 2019.  An additional $85.0 million term loan must be drawn by us following the fulfillment of certain customary conditions precedent, including the issuance of an approval letter from the FDA with respect to our Biologics License Application or BLA on or prior December 31, 2020.  While our BLA for AR101 was accepted for review in March 2019, if we do not receive approval prior to December 31, 2020, the $40.0 million initial term loan will terminate, which could restrict our operating and financial flexibility.  Further, any delay or rejection of our AR101 could affect our ability to make scheduled interest payments on outstanding term loans under the credit agreement, which began on March 31, 2019, and could accelerate the maturity date of the term loans to January 15, 2021, which could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.  The credit agreement contains customary affirmative and negative covenants and events of default, including, covenants and restrictions that among other things, require us and our subsidiary guarantors to satisfy a minimum cash balance covenant and restricts our ability and our subsidiaries’ ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock.  A failure to comply with these covenants could permit the lends under the credit agreement to declare the term Loans, together with accrued interest and fees, to be immediately due and payable.  In addition, if we default under the terms of the credit agreement, including failure to satisfy our operating covenants, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to Our Business

We are substantially dependent on the success of AR101 which may not be successful in clinical trials, receive regulatory approval or be successfully commercialized, even if approved.

We currently have no products approved for sale. To date, we have invested substantially all of our efforts and financial resources in the research and development of our CODIT therapeutic approach and AR101, which is currently our only product candidate in clinical development. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, the European Medicines Agency, or EMA, or other comparable foreign regulatory authorities. In order to obtain regulatory approval for the sale of AR101 from the FDA, EMA or other comparable foreign regulatory authorities, we must demonstrate the safety and efficacy of the product in humans. While we submitted our BLA for AR101 in December 2018 and our Marketing Authorization Application, or MAA, for AR101 in June 2019 based upon the safety and efficacy findings in our completed and ongoing clinical trials, there can be no assurances that we will receive regulatory approval from the FDA, or EMA, or that AR101 will successfully demonstrate safety and efficacy in any ongoing or future clinical trials we may be required to initiate.  In addition, we cannot be certain AR101 will successfully demonstrate safety and efficacy in any clinical trials utilized for purposes of obtaining regulatory approval from any foreign regulatory authorities, including the EMA.  Furthermore, even if we obtain approval for AR101, it may only be for a limited patient population, or may be received after significant delays. If we do not receive regulatory approval for AR101, we may not be able to continue our operations.

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
•

the frequency and severity of adverse effects experienced by patients treated with AR101, including in any clinical trials we may pursue with collaborators such as our Phase 2 trial sponsored by Regeneron evaluating AR101 treatment with adjunctive dupilumab; or in which we may pair AR101 with another therapeutic;

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

•	our ability to maintain our exclusive supply relationship with the Golden Peanut Company, or GPC;
•	our ability to demonstrate AR101’s safety and efficacy to the satisfaction of the FDA, EMA or other foreign regulatory authorities;
•

whether we are required by the FDA, the EMA or other foreign regulatory authorities, or choose, to conduct additional clinical trials prior to the approval to market AR101, as well as the cost and time of such trials;

•	whether the FDA, the EMA or other foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the receipt of necessary regulatory approvals from the FDA, the EMA or other foreign regulatory authorities;
•	the extent and nature of any Risk Evaluation and Mitigation Strategy, or REMS, or foreign equivalent, that may be required in connection with regulatory approval or following regulatory approval;
•	whether the FDA may restrict the use of our products to a narrow population;
•	our ability to successfully commercialize AR101, if approved for marketing and sale by the FDA or comparable foreign regulatory authorities, whether alone or in collaboration with others;
•	our success in educating physicians and patients about the benefits, administration and use of AR101;
•	acceptance of AR101 as safe and effective by patients and the medical community;
•	the continued prevalence of peanut allergy;
•	achieving and maintaining compliance with all regulatory requirements applicable to AR101;
•	the effectiveness of our own or any future collaborators’ marketing, pricing, coverage and reimbursement, sales and distribution strategies and operations;

•	our ability to obtain issued patents that cover AR101 and to enforce such patents and other intellectual property rights to AR101;
•	our ability to avoid third-party intellectual property claims; and
•	a continued acceptable safety profile of AR101 following approval.

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

We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize AR101. To gain approval to market a biologic product candidate, such as AR101, a BLA, MAA or other comparable foreign regulatory filing must be submitted to the FDA, the EMA or other comparable foreign regulatory authority.  Such applications must include extensive clinical, non-clinical and manufacturing data that adequately demonstrate to the satisfaction of the FDA, the EMA or other comparable foreign regulatory authority the safety, purity, potency and effectiveness of the product for the intended indication applied for in the BLA, the MAA or other relevant regulatory filing. A BLA, MAA or other comparable foreign regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. Our AR101 BLA, which we submitted in December 2018, was accepted for review in March 2019 and is scheduled to be reviewed by the Allergenic Products Advisory Committee in September 2019.  In addition, we submitted our AR101 MAA to the EMA in June 2019.

The FDA, the EMA or any other comparable foreign regulatory bodies can delay, limit or deny approval to market AR101 for many reasons, including:

•

our inability to demonstrate to the satisfaction of the FDA that AR101 is safe, pure, potent and effective for the proposed indication or meets similar standards set by the EMA or other foreign authorities;

•	the FDA, the EMA or other applicable foreign regulatory authority may disagree with the interpretation of data from clinical trials;
•	our inability to demonstrate that the clinical and other benefits of AR101 outweigh any safety or other perceived risks;
•

the FDA, the EMA or other applicable foreign regulatory authority may require additional nonclinical studies or clinical trials, including trials with additional patients in one or more subgroups or populations who have been administered AR101;

•	the CROs that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•	the FDA, the EMA or other applicable foreign regulatory authority may not approve or may disagree with the formulation, packaging, labeling and/or the specifications of AR101;
•

our AR101 BLA is scheduled to be reviewed by an advisory committee in September 2019 and the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional nonclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA, the EMA or other applicable foreign regulatory authority may require development of a REMS as a condition of approval or post-approval that is more extensive than proposed by us;
•	our inability to demonstrate that the manufacturing process for AR101 is adequately controlled to ensure that all product produced meets required quality standards;
•	disruptions at the FDA, the EMA or other regulatory agencies that are unrelated to our products, such as government shutdowns, that cause delays in the regulatory approval process;
•	the FDA, the EMA or other applicable foreign regulatory authority may fail to approve the manufacturing facilities or testing laboratories that we use; or

•

the potential for approval policies or regulations of the FDA, the EMA or other applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs and biologics in development, only a small percentage successfully complete the approval processes of the FDA, the EMA or other foreign regulatory authorities and are commercialized. In addition, the FDA has never approved a drug for treating food allergy through desensitization and, in particular, has never approved a drug based on efficacy as measured by a DBPCFC, which is the testing mechanism for determining the desensitization efficacy of AR101.

In addition, even though AR101 was granted Breakthrough Therapy designation by the FDA for oral immunotherapy of peanut allergic children and adolescents (ages 4 through 17), we may not experience a faster development, review or approval process compared to standard FDA procedures. Generally, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The Breakthrough Therapy designation for AR101 has enabled us to hold additional meetings with the FDA during the development process and to receive advice from the FDA regarding development and approval for AR101. However, while our AR101 BLA, which we submitted in December 2018, was accepted for review in March 2019, the FDA has determined that our application will be reviewed under a twelve-month target review period applicable to Prescription Drug User Fee Act, as amended, or PDUFA, exempt applications, as measured from the date the FDA commenced review of our AR101 BLA in January 2019. Our AR101 BLA is scheduled to be reviewed by an advisory committee in September 2019 and the FDA’s review of the BLA may take until late January 2020.

However, we may not receive approval on this timeline or at all, in which case our ability to commence commercial sales of AR101 in the United States would be delayed. A significant delay could materially harm our business and we may need to curtail or cease operations. We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize AR101.

Even if we receive approval of a BLA, MAA or other comparable foreign regulatory approval, the FDA, the EMA or other applicable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials. The FDA, the EMA or other applicable foreign regulatory authority may also approve AR101 for a more limited indication and/or a narrower patient population than we originally request, and the FDA, the EMA or other applicable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of AR101. Any delay in obtaining, or inability to obtain, applicable regulatory approval or a regulatory approval for a more limited indication and/or narrower patient population would delay, prevent, or limit commercialization of AR101 and would materially adversely impact our business and prospects.

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

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of regulatory approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•	our available capital resources or capital constraints we experience;
•	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators;
•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;
•	the classifications of our product candidates by the FDA, the EMA or other regulatory authorities;
•	our receipt of approvals by the FDA, the EMA or other regulatory authorities and the timing thereof;
•	other actions, decisions or rules issued by regulators;
•	our ability to access sufficient, reliable and affordable supplies of materials used in the manufacture of our product candidates;
•	our ability to manufacture and supply clinical trial materials to our clinical sites on a timely basis;
•	the efforts of our collaborators with respect to the commercialization of our products; and

•	the securing of, costs related to, and timing issues associated with, product manufacturing as well as sales and marketing activities.

If we fail to achieve announced milestones in the timeframes we expect, the commercialization of AR101 and any additional product candidates may be delayed, and our business and results of operations may be harmed.

We are in the early stages of building a commercial field organization and distribution network, and we only recently deployed medical science liaison personnel. If we are unable to complete the build out of a commercial field organization and a distribution network on our own or through third parties, we may not be able to market, sell and distribute AR101, if approved, or any additional product candidates or generate product revenue.

We are in the early stages of building a commercial field organization. In order to commercialize AR101, we will need to build our marketing, commercial field, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If AR101 receives regulatory approval, we expect to complete deployment of a specialty commercial field organization with technical expertise and supporting distribution capabilities to commercialize AR101 and any of our other product candidates that receive regulatory approval, which will be expensive and time-consuming.

We have no prior experience in the commercialization of pharmaceutical products and there are significant risks involved in building and managing a commercial field organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient customer leads, provide adequate training to commercial field and marketing personnel, and effectively manage a geographically dispersed commercialization team. Any failure or delay in the development of our internal commercial field, marketing and distribution capabilities would adversely impact the commercialization of these products. Further, given our lack of prior experience in commercializing pharmaceutical products, our estimates of the number of commercial field employees needed to commercialize AR101 may be materially less than the actual number of commercial field employees required. As such, we may be required to hire substantially more commercial field employees to adequately support the commercialization of AR101, which could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

We began deployment of our medical science liaison, or MSL, organization in the third quarter of 2018, and this team continues to grow.  The MSL team is a field-based part of our medical affairs group.  The role of MSLs is to serve as a liaison to members of the medical, scientific and patient advocate communities and to provide scientific expertise and clinical insights from health care practitioners to internal colleagues.  The activities of MSLs are subject to extensive statutory and regulatory requirements and enforcement, in the United States, by the federal government and the states and, outside the United States, by the governments of the countries where we deploy MSLs.  Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our MSL activities could be subject to challenge under one or more of such laws or regulations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to market our products and adversely impact our financial results.

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

Even if we obtain FDA, EMA or other foreign regulatory approvals, AR101 or any additional product candidates may not achieve market acceptance among clinicians, patients, patient advocacy groups, healthcare payors and the general medical community. With respect to AR101, which we intend to market as a means of obtaining protection from accidental exposure to peanut protein and not as a cure for peanut allergy, we anticipate that clinicians will continue to recommend that their patients strictly avoid foods that may contain any amount of peanut protein and continue to carry epinephrine auto-injectors even if the patients have been successfully desensitized with AR101. As a result, if we are unable to persuade clinicians, patients, caregivers and payors that AR101 has therapeutic value when used in conjunction with the practice of avoidance, our sales will be adversely affected.

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

We do not currently have the internal capability to produce our clinical or commercial supply of AR101, and we lack the internal resources and the capability to manufacture any other product candidates on a nonclinical, clinical or commercial scale.  As a result, we currently rely and intend to continue to rely on a single manufacturer for the production of the drug product used in AR101, and a single contract manufacturer for the commercial packaging of AR101 for the foreseeable future. We have agreements in place with both contract manufacturers of AR101.  In addition, in May 2019 we entered into a commercial sale supply agreement with CoreRx, Inc., the contract manufacturer utilized for our clinical supply of AR101, for the commercial supply of AR101 in bulk capsule and sachet dosage forms according to agreed-upon specifications in sufficient quantities to meet our projected supply requirements in the United States and Canada. We have not yet entered into an agreement with any third-party manufacturers to produce commercial quantities of the packaging of AR101, and any failure to reach such an agreement and commence the development process for AR101 in a timely manner would delay commercialization of AR101.  In addition, even if we are able to reach such agreements, aspects of our manufacturing process for AR101 are complex and the existing manufacturing process of our contract manufacturer will need to be scaled up to meet our anticipated commercial requirements. If we and our third-party manufacturers are not able to develop successfully a commercial manufacturing process or do so in a timely manner, we will not be able to initiate commercialization of AR101 within our estimated timeline, if at all. Similarly, we currently rely and may continue to rely on a single contract manufacturer for the clinical supply of each of our other product candidates and face similar risks with respect to the supply and manufacturing processes for such product candidates.

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

For example, the positive top-line results generated in our PALISADE, RAMSES and ARTEMIS trials for AR101, as well as our prior clinical trials, do not ensure that our roll-over studies for such trials or any future clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or commercial acceptance for our product candidates in the indications that we are seeking or at all. For example, while the majority of adults who completed the PALISADE trial in the AR101 arm successfully tolerated the 600 mg dosage (85%), the percentage of dropouts in the 18-49 age range was substantially higher than in our 4-17 year old study population thereby reducing the number of our Intent to Treat, or ITT population in the 18-49 year old age range who successfully completed the DBPCFC. As a result, in the exploratory subpopulation ages 18-49, the ITT analysis did not show statistical significance at the 600 mg dose level.

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

The pharmaceutical market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. In particular, we compete in the segments of the pharmaceutical, biotechnology and other related markets that address the treatment of food allergies. As a result, we may face competition from many pharmaceutical and biotechnology companies, with considerably more resources and experience than we have, that are researching and selling products designed to treat food allergies or allergies in general. For example, in October 2017, DBV Technologies S.A. announced results from its completed Phase 3 clinical trial evaluating Viaskin Peanut, a patch technology that epicutaneously delivers food allergens to the patient with the goal of desensitizing the patient to the allergens, in peanut-allergic patients (4 to 11 years of age). DBV submitted, and then subsequently withdrew, a BLA for this product. In August 2019, DBV announced that it had resubmitted a BLA for Viaskin Peanut. AnaptysBio, Inc. is developing an anti-IL-33 antibody, ANB020, for the treatment of atopic diseases including atopic dermatitis, eosinophilic asthma and peanut allergy. ANB020 is under investigation in a Phase 2a trial of approximately 20 adults with peanut allergy.

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

As of June 30, 2019, we had 258 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize AR101 or any additional product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of AR101, an important element of our strategy is to expand our product portfolio by identifying, developing and commercializing additional therapies including additional therapies using our CODIT therapeutic approach, such as product candidates for the treatment of egg allergy and multi-nut allergy. A key component of our CODIT approach is utilizing defined dosages of well-characterized food proteins in order to allow for gradual up dosing. This requires manufacturing stable and standardized drug product, which, for naturally occurring food-based drug products, can be complex and difficult especially in low doses. Other than AR101, none of our product candidates have been tested in human clinical trials. In addition, we intend to evaluate third-party product candidates and technologies for the treatment of food allergies separately as well as in combination with any of our CODIT product candidates. Our efforts to develop, acquire or in-license product candidates may be unsuccessful for many reasons, including:

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

We submitted our AR101 MAA to the EMA in June 2019. If we or a collaborator seek to commercialize AR101 outside the United States, we expect that we will be subject to additional risks related to entering into these international markets or business relationships, including:

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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, which is commonly referred to as Brexit. In March 2017, the U.K. government delivered to the European Council notice of its intention to leave the European Union. In the absence of an executed withdrawal agreement with the European Union, the effective date of the United Kingdom’s withdrawal from the European Union will, unless extended by the European Council in agreement with the United Kingdom, be October 31, 2019.  There are many ways in which our business could be affected by this event, only some of which we can identify at this time. The negotiation of the withdrawal agreement has been, to date, a lengthy and contentious process, and we do not, as at the date of this Quarterly Report, have certainty as to the terms of the United Kingdom’s future relationship with the European Union. Indeed, the negotiations may, ultimately, be unsuccessful and the United Kingdom may not reach agreement with the European Union on the future terms of the United Kingdom’s relationship with the European Union. If no agreement is reached, there will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets as well as on the regulatory process in Europe. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.

We submitted our AR101 MAA to the EMA in June 2019 and we have ongoing business in the United Kingdom and the European Union, including employees in the United Kingdom. Further, our ARTEMIS study was conducted solely in Europe. Our MAA for AR101 was filed and any other product candidate that we may file in the future must be filed by an entity located in a European Union member nation. While we are already in the process of establishing a network of subsidiary undertakings in continental Europe and  that our MAA for AR101 has been filed by our subsidiary, Aimmune Therapeutics Netherlands B.V., we may face new regulatory costs and challenges that could have a material adverse effect on our operations. In addition, the lack of clarity about future United Kingdom laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, includes regulations related to clinical trials, marketing authorization for drug products, intellectual property rights and employment and labor matters. A lack of clarity in these areas, which are central to the development of our product candidates in the United Kingdom and the European Union and our ongoing business activities in the United Kingdom, may cause operational and strategic uncertainty for us as we consider the timing of and requirements for approval in the United Kingdom for AR101 and the effect of a potential withdrawal on our employees located in the United Kingdom, including those employees who are non-UK citizens and whose rights to live and work in the UK may change following Brexit.

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

In addition to the development of AR101, we are pursuing development of our additional product candidates. Our current development programs for such additional product candidates are in the pre-clinical formulation and process development phase and may not result in product candidates we can advance to the clinical development phase. None of our other potential product candidates have commenced clinical trials, and there are a number of FDA and foreign regulatory requirements that we must satisfy before we can commence these clinical trials. Satisfaction of these requirements will entail substantial time, effort and financial resources, and we may never satisfy these requirements. We filed an IND application for a product candidate for the treatment of egg allergy, AR201, in December 2018, and the FDA completed its review in February 2019. As such, we initiated enrollment of a Phase 2 clinical trial of AR201 for egg allergy. In addition, we are exploring and expect to continue to explore activities to support filing of an IND for a product candidate for the treatment of multi-nut allergy. Any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of AR101, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. Even if we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or the foreign regulatory authorities.

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

In addition, the legal and regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is evolving as new global privacy laws are being enacted and existing ones are being updated and strengthened. For example, the GDPR repealed the Data Protection Directive (95/46/EC) and is directly applicable in all EU member states since its effective date of May 25, 2018. The GDPR applies to companies established (for data processing purposes) in the EU or EEA as well as companies that are not so established in the EU or EEA and which collect and use personal data in relation to offering goods or services to, or monitoring the behavior of, individuals located in the EU or EEA, including, for example, through the conduct of clinical trials (whether the trials are conducted directly by us or through a clinical vendor or collaborator). The GDPR sets out requirements that must be complied with when handling personal data including: providing detailed disclosures about how data subjects’ personal data will be used; demonstrating that they have an appropriate legal basis in place to justify their data processing activities; appointing data protection officers in certain circumstances; enhancing existing rights and granting rights for data subjects in regard to their personal data (including the right to be “forgotten”, to data access and to data portability); strengthening the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals)  of data security breaches; and complying with principal of accountability and complying with the obligation to demonstrate compliance through policies, procedures, training and audit.

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

Unless a withdrawal agreement and political declaration (the “Proposed Deal”) or another agreement is agreed to and approved by the EU and the UK prior to October 31, 2019 (the “Exit Date”), the UK will become a third party on the Exit Date and standard contractual clauses approved by the European Commission or other safeguards will need to be put in place to facilitate data transfers from the EU/EEA to the UK. If the Proposed Deal is agreed and approved prior to October 31, 2019, the GDPR will continue to apply during the transition period (which is currently due to end on December 31 2020, but may be extended) meaning that data transfers from the EU / EEA to the UK can continue in the same manner until the end of the transition period (upon which compliant data transfer solutions will need to be put in place in regard to transfers from the EU / EEA to the UK). These changes introduced by Brexit may require us to find alternative solutions for the compliant transfer of personal data into (and possibly from) the UK.

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

In order to market any product in the European Economic Area, or EEA (which is composed of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a MAA. Before granting the MAA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. We submitted our AR101 MAA to the EMA in June 2019.

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

With the approval of any product candidate, we anticipate that we will participate in a number of federal and state government pricing programs in the U.S. in order to obtain coverage for the product by certain government healthcare programs. These programs would generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken, as well as the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has also been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

As of June 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 58% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards to offset its post-change taxable income may be limited. Limitations may also apply to the utilization of other pre-change tax attributes as a result of an ownership change. As of December 31, 2018, we had generated NOL carryforwards for federal income tax purposes of $326.4 million and for California income tax purposes of $12.0 million. These federal and California NOL carryforwards will begin to expire in 2031, if not utilized. Following the equity investment by Nestlé Health Science in November 2016, we performed a Section 382 analysis and determined that we experienced multiple ownership changes under Section 382 of the Code prior to December 31, 2017. Such annual limitations could affect the utilization of NOL and tax credit carryforwards in the future. We experienced no significant permanent losses of tax attributes due to these ownership changes.

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

None.

c)	Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

a)	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated January 20, 2015, by and among Aimmune Therapeutics, Inc. and the investors listed therein.	S-1	7/6/2015	10.1

4.4	Amended and Restated Registration Rights Agreement, dated November 11, 2018, by and between the Company and Nestle Health Science US Holdings, Inc.	10-K	2/28/2019	4.4

4.5	Amended and Restated Standstill Agreement, dated November 11, 2018, by and between the Company and Nestle Health Science US Holdings, Inc.	10-K	2/28/2019	4.5

10.1(a)#	2015 Equity Incentive Annual Plan.	S-8	8/11/2015	99.2(a)

10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(b)

10.1(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(c)

10.3#	Aimmune Therapeutics, Inc. Employee Stock Purchase Plan.	S-8	8/11/2015	99.3

10.3#	Non-Employee Director Compensation Program.	10-K	2/28/2019	10.18

10.4#	Aimmune Therapeutics, Inc. Corporate Bonus Plan.	8-K	2/25/2016	10.1

10.5†	Commercial Supply Agreement, dated May 10, 2019, by and between CoreRx, Inc. and Aimmune Therapeutics, Inc.				X

10.6#	Letter Agreement, dated June 13, 2019, by and between the Company and Stephen G. Dilly, M.B.B.S., Ph.D				X

10.7	Office Lease dated February 23, 2015, by and between, the Company, Diamond Marina LLC and Diamond Marina II LLC in June 2019				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
101.INS	XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. Additionally, schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5).

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

Aimmune Therapeutics, Inc.

Date: August 8, 2019	By:	/s/ Jayson Dallas
Jayson Dallas, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Aimmune Therapeutics, Inc.

Date: August 8, 2019	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(Principal Financial and Accounting Officer)