Form 10-Q
period 2019-09-30
Aimmune Therapeutics, Inc.
filed 2019-11-06
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-37519

AIMMUNE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2748244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Marina Blvd., Suite 300

Brisbane, California 94005

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (650) 614-5220

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AIMT	NASDAQ Global Select Market

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

As of October 31, 2019, the registrant had 63,299,682 shares of common stock, $0.0001 par value per share, outstanding.

AIMMUNE THERAPEUTICS, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$76,844	$107,511
Short-term investments	118,626	196,421
Prepaid expenses and other current assets	6,766	8,687
Total current assets	202,236	312,619
Long-term investments	5,038	—
Property and equipment, net	28,713	26,328
Operating lease right-of-use assets	11,904	—
Prepaid expenses and other assets	507	608
Total assets	$248,398	$339,555
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,941	$8,833
Accrued liabilities	29,480	29,144
Operating lease liabilities, current	2,163	—
Other current liabilities	21	35
Total current liabilities	43,605	38,012
Long term debt, net of discount	39,782	—
Operating lease liabilities	11,153	—
Other liabilities	1,166	2,596
Total liabilities	95,706	40,608
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share— 10,000 shares authorized at September 30, 2019 and December 31, 2018; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.0001 per share—290,000 shares authorized as of September 30, 2019, and December 31, 2018; 63,090 and 62,142 shares issued and outstanding as of September 30, 2019, and December 31, 2018, respectively	6	6
Additional paid-in capital	810,328	775,283
Accumulated other comprehensive gain (loss)	140	(108)
Accumulated deficit	(657,782)	(476,234)
Total stockholders’ equity	152,692	298,947
Total liabilities and stockholders’ equity	$248,398	$339,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$30,558	$31,691	$93,862	$100,391
General and administrative	34,044	$21,285	88,956	56,517
Total operating expenses	64,602	52,976	182,818	156,908
Loss from operations	(64,602)	(52,976)	(182,818)	(156,908)
Interest income, net	43	1,303	1,192	3,233
Loss before (benefit) provision for income taxes	(64,559)	(51,673)	(181,626)	(153,675)
(Benefit) provision for income taxes	(104)	29	(27)	79
Net loss	$(64,455)	$(51,702)	$(181,599)	$(153,754)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments	(97)	(15)	248	(30)
Comprehensive loss	$(64,552)	$(51,717)	$(181,351)	$(153,784)

Net loss per common share, basic and diluted	$(1.03)	$(0.89)	$(2.91)	$(2.72)
Weighted average shares used in computing net loss per common share, basic and diluted	62,615	58,274	62,325	56,602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)/Gain	deficit	Equity
Balance as of December 31, 2018	62,142	$6	$775,283	$(108)	$(476,234)	$298,947
Issuance of common stock upon exercise of vested options	328	—	3,633	—	—	3,633
Stock-based compensation expense	—	—	7,765	—	—	7,765
Other comprehensive gain	—	—	—	171	—	171
Accumulated depreciation upon adoption of ASU Topic 842	—	—	—	—	51	51
Net loss	—	—	—	—	(54,266)	(54,266)
Balance as of March 31, 2019	62,470	$6	$786,681	$63	$(530,449)	$256,301
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	189	—	2,637	—	—	2,637
Stock-based compensation expense	—	—	8,740	—	—	8,740
Other comprehensive loss	—	—	—	173	1	174
Net loss	—	—	—	—	(62,878)	(62,878)
Balance as of June 30, 2019	62,659	$6	$798,058	$236	$(593,326)	$204,974
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	431	—	4,189	—	—	4,189
Stock-based compensation	—	—	8,081	—	—	8,081
Other comprehensive loss	—	—	—	(96)	(1)	(97)
Net loss	—	—	—	—	(64,455)	(64,455)
Balance as of September 30, 2019	63,090	$6	$810,328	$140	$(657,782)	$152,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	deficit	Equity

Balance as of December 31, 2017	51,091	$5	$443,390	$(108)	$(265,482)	$177,805
Issuance of common stock upon exercise of vested options	308	—	2,743	—	—	2,743
Issuance of common stock upon securities agreement	300	—	—	—	—	—
Issuance of common stock upon public offering	6,325	1	190,453	—	—	190,454
Stock-based compensation expense	—	—	7,607	—	—	7,607
Other comprehensive loss	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(49,500)	(49,500)
Balance as of March 31, 2018	58,024	$6	$644,193	$(125)	$(314,982)	$329,092
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	437	—	2,641	—	—	2,641
Issuance of common stock upon public offering	—	—	(18)	—	(1)	(19)
Stock-based compensation expense	—	—	8,674	—	—	8,674
Other comprehensive gain	—	—	—	2	—	2
Net loss	—	—	—	—	(52,552)	(52,552)
Balance as of June 30, 2018	58,461	$6	$655,490	$(123)	$(367,535)	$287,838
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	190	—	2,660	—	1	2,661
Stock-based compensation	—	—	8,382	—	—	8,382
Other comprehensive loss	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(51,702)	(51,702)
Balance as of September 30, 2018	$58,651	$6	$666,532	$(138)	$(419,236)	$247,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(181,599)	$(153,754)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	2,908	1,121
Stock-based compensation expense	24,586	24,663
Non-cash interest expense	3,449	—
Amortization of premium on investment securities	(1,499)	(529)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,854	412
Accounts payable	4,321	8,133
Accrued liabilities	290	2,067
Other liabilities	845	309
Net cash used in operating activities	(142,845)	(117,578)
Cash flows from investing activities:
Purchase of property and equipment	(7,094)	(8,300)
Purchase of investments	(139,398)	(192,285)
Maturities of investments	213,900	124,898
Net cash provided by (used in) investing activities	67,408	(75,687)
Cash flows from financing activities:
Borrowings under debt agreement	40,000	—
Debt issuance costs	(3,856)	—
Proceeds from underwritten public offering, net of offering costs	—	190,435
Net cash proceeds from exercise of stock options, including early exercise	9,298	7,763
Tax withholdings related to net share settlements of restricted stock units	(672)	—
Net cash provided by financing activities	44,770	198,198
Net increase (decrease) in cash and cash equivalents	(30,667)	4,933
Cash and cash equivalents at the beginning of the period	107,511	73,487
Cash and cash equivalents at the end of the period	$76,844	$78,420

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$1,165	$660
Receivable for stock option exercises	$(1,161)	$(281)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

1. Formation and Business of the Company

Aimmune Therapeutics, Inc., is a clinical-stage biopharmaceutical company advancing a new therapeutic approach, including the development of proprietary product candidates, to reduce the frequency and severity of allergic reactions, including anaphylaxis, upon exposure to peanut and other food allergens. Our therapeutic approach, which we refer to as Characterized Oral Desensitization Immunotherapy, or CODITTM, is designed to desensitize patients to food allergens using rigorously characterized biologic products, defined treatment protocols and tailored support services. Our lead product candidate, PALFORZIA TM (AR101), is a complex, biologic oral immunotherapy (OIT) candidate designed to reduce the incidence and severity of allergic reactions, including anaphylaxis, upon accidental exposure to peanut in patients aged 4 through 17 years with a confirmed diagnosis of peanut allergy. We are headquartered in Brisbane, California, and were incorporated in the state of Delaware on June 24, 2011.

Since inception, we have incurred net losses and negative cash flows from operations. During the quarter and nine months ended September 30, 2019, we incurred a net loss of $64.5 million and $181.6 million, respectively, and during the nine months ended September 30, 2019, we used $142.8 million of cash in operations. As of September 30, 2019, we had an accumulated deficit of $657.8 million, and we do not expect to experience positive cash flows in the near future. As of September 30, 2019, we had cash, cash equivalents and investments of $200.5 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory approval and potential commercial launch for PALFORZIA, our lead CODITTM product candidate. We have financed our operations to date primarily through private placements of our equity securities, our initial public offering, or IPO, of common stock in August 2015, an underwritten public offering of common stock in February and March 2018 and our loan agreement entered into in January 2019. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include obtaining U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, approval, raising additional capital, the successful and timely completion of our clinical trials, our ability to control expenses and generating sufficient revenue in the United States and Europe. Failure to obtain FDA and EMA approval, commercialize our lead product candidate, manage discretionary expenditures, or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the quarter and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other interim period or for any other future year. We operate in one reportable segment.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2019, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below.

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

Adoption of this standard has resulted in the recognition of operating lease right-of-use assets of $11.9 million and lease liabilities of $13.3 million as of September 30, 2019. The standard did not materially impact our consolidated statement of operations or our consolidated statements of cash flows.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the Financial Accounting Standards Board, or the FASB, issued ASU 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for fiscal periods beginning after December 15, 2019, with early adoption permitted. We plan to adopt this guidance on January 1, 2020. We do not expect the adoption of ASU 2018-13 will have a material impact on the disclosures in our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 modifies the other-than-temporary impairment model for available-for-sale debt securities and requires an estimate of expected credit losses when the fair value is below the amortized cost of the asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We do not expect that the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements and related disclosures.

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

The following tables set forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$76,844	$—	$—	$76,844
Total cash and cash equivalents	$76,844	$—	$—	$76,844
Investments:
Agency securities	$—	$11,826	$—	$11,826
Corporate securities	—	37,451	—	37,451
Commercial paper	—	6,467	—	6,467
U.S. government securities	—	67,920	—	67,920
Total investments	$—	$123,664	$—	$123,664

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$107,511	$—	$—	$107,511
Total cash and cash equivalents	$107,511	$—	$—	$107,511
Investments:
Agency securities	—	17,352	—	17,352
Corporate securities	—	54,474	—	54,474
Commercial paper	—	5,965	—	5,965
U.S. government securities	—	118,630	—	118,630
Total investments	$—	$196,421	$—	$196,421

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value. During the quarters and nine months ended September 30, 2019 and 2018, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, as of September 30, 2019 and December 31, 2018, are as follows (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$11,821	$6	$(1)	$11,826
Corporate securities	37,367	84	—	37,451
Commercial paper	6,467	—	—	6,467
U.S. government securities	67,870	52	(2)	67,920
Total available-for-sale investments	$123,525	$142	$(3)	$123,664

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$17,361	$—	$(9)	$17,352
Corporate securities	54,536	—	(62)	54,474
Commercial paper	5,965	—	—	5,965
U.S. government securities	118,667	14	(51)	118,630
Total available-for-sale investments	$196,529	$14	$(122)	$196,421

At September 30, 2019, all of the available-for-sale securities have contractual maturities within twenty-four months. We periodically review our available-for-sale investments for other-than-temporary impairment loss. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarters and nine months ended September 30, 2019 and 2018, we did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

The carrying value of our long-term debt approximates its fair value at each balance sheet date due to its variable interest rate, which approximates a market interest rate.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Furniture and equipment	$2,642	$2,221
Computer equipment	2,801	2,073
Manufacturing equipment	8,132	1,733
Leased equipment	100	100
Leasehold improvements	14,525	4,469
Buildings	—	688
Construction in progress	6,496	18,295
Property and equipment, gross	34,696	29,579
Less: accumulated depreciation	(5,983)	(3,251)
Property and equipment, net	$28,713	$26,328

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Compensation and benefits	$9,952	$8,912
Research and development	10,984	15,504
Professional and consulting	7,926	4,691
Other	618	37
Total accrued liabilities	$29,480	$29,144

5. Long-term Debt, Net of Discounts

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches, or the KKR Loans. Of the total loan amount, $40.0 million was funded upon closing of the transaction, with $85.0 million to be funded upon FDA approval of PALFORZIA, or the Regulatory Approval and satisfaction of other customary borrowing conditions, and $45.0 million to be made available at our option in 2020 upon the satisfaction of certain borrowing conditions. The KKR Loans have a maturity date being the earliest of (a) January 3, 2025, or if Regulatory Approval has not occurred on or before December 31, 2020, January 15, 2021 and (b) the date that is 91 days prior to the earliest current maturity date of any other loans we might have in excess of $15.0 million prior to the funding of the third tranche of the KKR Loans or $25.0 million following the funding of the third tranche of the KKR Loans. The KKR Loans bear interest through maturity, at our election with respect to (a) Alternate Base Rate, or ABR Loans, ABR plus 6.50% per annum and (b) London Interbank Offered Rate, or LIBOR Loans, 30-day LIBOR plus 7.50% per annum. We have the option to elect to make interest payments from available funds or make interest payments in kind by capitalizing such interest amounts on the applicable interest payment date by adding the amounts to the outstanding principal amount of the loan. Any capitalized amounts also bear interest. To date, we have selected to pay in kind and capitalized the interest for the nine months ending September 30, 2019. We will begin paying accrued interest on outstanding KKR Loans on the last business day of each March, June, September and December thereafter while any KKR Loans are outstanding, as well as on the final maturity date of the KKR Loans, with each such date being referred to herein as an Interest Payment Date.

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

In connection with the KKR Loans, we paid direct fees of $3.9 million, including debt issuance costs. The fees are being amortized as interest expense over the term of the debt.  As of September 30, 2019 $43.0 million was outstanding under the KKR Loans. As of September 30, 2019, the interest rate on the KKR Loans was 9.61% .

The following table represents our short-term and long-term debt obligations (in thousands):

September 30, 2019
Principal amount of long-term debt	$42,992
Less: Current portion of long-term debt	-
Long-term debt, net of current portion	42,992
Unamortized discount relating to deferred financing costs, net	(3,400)
Accrued exit fee payment	190
Long-term debt, net of discount and current portion	$39,782

Future principal payments of our long-term debt as of September 30, 2019 are as follows:

Fiscal year ending December 31:
2019	$-
2020	-
2021	-
2022	-
2023	21,496
Thereafter	21,496
Total	$42,992

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

As of September 30, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

	Remaining Lease Payments September 30, 2019
	Operating	Financing	Total
2019	$824	$8	$832
2020	3,496	34	3,530
2021	3,604	35	3,639
2022	3,653	9	3,662
2023	3,484	-	3,484
Thereafter	1,929	-	1,929
Total lease payments	$16,990	$86	$17,076
Less: Effects of discounting	(3,674)	(21)	(3,695)
Present value of lease liabilities	$13,316	$65	$13,381
Less: current portion	(2,163)	(21)	(2,184)
Long-term lease liabilities	$11,153	$44	$11,197
Weighted-average remaining lease term	5 years	2.5 years
Weighted-average incremental borrowing rate	11%	23%

The component of our lease costs included in our condensed consolidated statements of income were as follows (in thousands):

	Quarter Ended	Nine Months Ended
Lease Cost	September 30, 2019
Operating lease cost	$919	$2,798
Finance lease cost
Amortization of leased assets	8	24
Interest on lease liabilities	4	12
Net lease cost	$931	$2,834

Other information related to our operating lease was as follows (in thousands):

Other Information	Nine Months Ended September 30,2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,798
Operating cash flows from finance leases	$36

Total future aggregate minimum lease payments calculated under ASC 840 at December 31, 2018 were as follows (in thousands):

	Remaining Lease Payments December 31, 2018
	Operating	Financing	Total
2019	$3,133	$33	$3,166
2020	3,330	34	3,364
2021	3,413	35	3,448
2022	3,497	9	3,506
2023	3,378	-	3,378
Thereafter	1,744	-	1,744
Total lease payments	$18,495	$111	$18,606
Less: amount representing interest	-	(33)	(33)
Value of lease liabilities under ASC 840	$18,495	$78	$18,573
Less: current portion	(3,133)	(17)	(3,150)
Long-term lease liabilities	$15,362	$61	$15,423

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

In connection with the expansion and extension of the agreement, we issued Archer Daniels Midland Company 300,000 shares of restricted common stock, vesting in four tranches over a 3.5 year period. Expense related to these shares will be measured as each tranche vests and recognized over the vesting period. At issuance, these shares had a fair value of $11.7 million, which will be recognized as general and administrative expense over the vesting period. Subject to certain exceptions, in the event that the price per share of our common stock were to fall below a specified level, the restated agreement provides that GPC would only be prohibited from selling one peanut flour product to any third party in the United States, Mexico, Canada, the European Union or Japan for use in OIT for the treatment or cure of peanut allergy.

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

In May 2019, we entered into a Commercial Supply Agreement, or the Commercial Supply Agreement, pursuant to which CoreRx, Inc. agreed to manufacture commercial supply of PALFORZIA, if approved. Under the Commercial Supply Agreement, we are required to purchase a minimum percentage of our PALFORZIA commercial supply requirements in each of the first six years of the Commercial Supply Agreement, subject to certain conditions and restrictions, ranging from 100% in 2019 and decreasing to a majority in 2024. We are also required to purchase a minimum percentage of our PALFORZIA supply requirements for release testing in each of the first six years of the Commercial Supply Agreement, ranging from 100% in 2019 and decreasing to a significant majority in 2024. As of September 30, 2019, the minimum aggregate purchase commitment under this agreement would be $4.3 million. The initial term of the Commercial Supply Agreement began upon execution of the Commercial Supply Agreement and will continue until December 31, 2024. The Commercial Supply Agreement then automatically renews for successive two-year terms, unless earlier terminated pursuant to its terms, or upon either party’s notice of termination to the other.

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

7. Stock-Based Compensation

Equity Incentive Plan

In July 2015, we adopted the 2015 Stock Plan, or the 2015 Plan. Under the 2015 Plan, 4,681,544 shares of our common stock were initially reserved for the issuance of stock options and restricted stock to employees, directors, and consultants under terms and provisions established by the Board of Directors, or the Board, and approved by our stockholders. As of September 30, 2019 and December 31, 2018, there were 4,743,245 and 4,364,963 shares available for future grant, respectively.

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

In August 2015, we adopted the 2015 ESPP, which commenced on January 1, 2018. Under the 2015 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2015 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. We issued 41,030 shares at a weighted average price of $25.28 per share during the year ended December 31, 2018. As of September 30, 2019, we had issued 59,722 shares under the ESPP at a weighted average price of $17.75 per share and 2,346,064 shares under the ESPP remain available for purchase.

Our 2013 Stock Plan, or the 2013 Plan, which was originally adopted during January 2013, was terminated upon consummation of our IPO in August 2015. As a terminated plan, no further options can be granted from the 2013 Plan, and no further shares are reserved for issuance under the 2013 Plan.

Option activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2018	7,133,113	$20.08	7.6	$27,413
Options granted	2,802,942	22.23
Options exercised and shares vested	(797,050)	11.79
Options cancelled	(1,056,709)	27.02
Balance, September 30, 2019	8,082,296	20.73	7.7	$24,724
Options vested and expected to vest as of September 30, 2019	7,535,841	20.50	7.6	$24,527
Options exercisable as of September 30, 2019	3,808,976	$17.24	6.3	$22,310

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of September 30, 2019. The 2013 Plan provided for early exercise, therefore, all our outstanding stock options issued under that plan are exercisable.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2018	309,847	$33.37
Awarded	485,027	22.98
Released	(91,354)	33.28
Forfeited	(123,851)	28.13
Unvested Balance, September 30, 2019	579,669	$25.81

RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period).

In connection with the expansion and extension of our long-term exclusive commercial supply agreement with GPC, we issued 300,000 shares of restricted common stock in January 2018. The restricted common stock vests in four tranches over a 3.5 year period and is measured based on the fair market value of our common stock on December 31, 2018. As of September 30, 2019, 150,000 shares had vested, and the remaining shares were restricted. As of September 30, 2019, total estimated unrecognized expense related to these restricted shares was $3.2 million based upon the fair market value of our common stock on December 31, 2018, which is expected to be recognized over the remaining vesting period of 1.8 years as general and administrative expense. Stock-based compensation expense recognized during the quarters and nine months ended September 30, 2019 and 2018 related to these shares was as follows (in thousands):

	2019	2018
Quarter ended September 30	$451.1	$704.3
Nine months ended September 30	1,340.7	$2,611.4

As of September 30, 2019, we had issued 58,000 RSUs with a grant date fair value of approximately $1.4 million, to certain key employees that include service and performance vesting conditions related to the achievement of certain regulatory approvals for PALFORZIA.  Stock-based compensation expense will be recognized when we conclude that it is probable that the performance conditions will be achieved. We will reassess the probability of vesting at each reporting period and adjust stock-based compensation expense based on this probability assessment.  As the vesting is contingent upon specific performance conditions, stock-based compensation expense related to the grant will not be recognized until the specified conditions are determined to be probable of achievement. As none of the performance criteria were met during the nine months ended September 30, 2019, we have not recognized any stock-based compensation related to these RSUs.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (in years)	6.1	6.1	6.0	6.0
Expected volatility	60.5%	66.5%	62.7%	68.2%
Risk free interest rate	1.8%	2.8%	2.4%	2.4%
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value	$11.80	$17.19	$13.12	$20.09

The weighted-average assumptions used to estimate the fair value of ESPP using the Black-Scholes option valuation model were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (in years)	—	0.5	0.5	0.8
Expected volatility	—%	49.8%	50.7%	50.2%
Risk free interest rate	—%	2.5%	2.4%	2.0%
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value	$—	$8.49	$6.00	$11.21

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, reflected in the condensed consolidated statements of comprehensive loss is as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$2,752	$2,406	$8,452	$7,376
General and administrative	5,329	5,976	16,134	17,287
Total stock-based compensation expense	$8,081	$8,382	$24,586	$24,663

During the quarter and nine months ended September 30, 2019, we recorded approximately $0.8 million and $1.7 million, respectively, of stock-based compensation expense related to the acceleration of certain former executives’ stock options. Such expense was approximately $0.7 million and $2.8 million for the quarter and nine months ended September 30, 2018, respectively.

As of September 30, 2019, total unrecognized stock-based compensation expense and expected period over which such compensation will be recognized were as follows ($ in thousands):

As of September 30, 2019
Stock-option
Unrecognized stock compensation expense	$51,818
Weighted-average remaining vesting period (years)	2.8
RSU
Unrecognized stock compensation expense	$9,458
Weighted-average remaining vesting period (years)	2.6
ESPP
Unrecognized stock compensation expense	$79
Weighted-average remaining vesting period (years)	0.1

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	8,082,296	7,343,307	8,082,296	7,343,307
RSUs	579,669	339,251	579,669	339,251

9. Related Party Transaction

In June 2017, Mark McDade, a member of our Board of Directors, joined the Board of Directors of MyHealthTeams, a private company that creates social networks for people living with chronic conditions by partnering with pharmaceutical and healthcare companies. We entered into an agreement with MyHealthTeams in 2015 under which they provide services to us. During the quarters and nine months ended September 30, 2019 and 2018, there were payments of $0.1 million in each period to MyHealthTeams pursuant to such agreement At September 30, 2019 and December 31, 2018, there were no accrued liabilities due under the MyHealthTeams agreement.

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

Our lead CODIT product candidate, PALFORZIATM (AR101) is a complex, biologic oral immunotherapy, or OIT candidate designed to reduce the incidence and severity of allergic reactions, including anaphylaxis, after accidental exposure to peanut in patients aged 4 through 17 years with a confirmed diagnosis of peanut allergy, which affects approximately three million patients in the United States and three million patients in Europe.  PALFORZIA has received Fast Track and Breakthrough Therapy Designations for the treatment of patients 4-17 years of age from the United States Food and Drug Administration, or FDA. In February 2018, we announced positive data from our phase 3 efficacy and safety trial of PALFORZIA in the United States, Canada and Europe, which we refer to as the PALISADE (Peanut Allergy Oral Immunotherapy Study of PALFORZIA for Desensitization in Children and Adults) trial. In November 2018, we announced positive topline results from a real-world experience safety trial of PALFORZIA in the United States and Canada in patients ages 4-17, which we refer to as the RAMSES (Real-World PALFORZIA Market-Supporting Experience Study in Peanut Allergic Children Ages 4-17 Years) trial.   In March 2019, we announced that the phase 3 European efficacy and safety clinical trial of PALFORZIA, known as ARTEMIS (PALFORZIA Trial in Europe Measuring oral Immunotherapy Success), met its primary efficacy endpoint.  We currently have three ongoing roll-over studies relating to the PALISADE, RAMSES and ARTEMIS trials.

We submitted a Biologics License Application, or BLA, for PALFORZIA to the FDA in December 2018. The FDA initiated review of the BLA for PALFORZIA in January 2019 and accepted the BLA for filing on March 18, 2019. In September 2019, the Allergenic Products Advisory Committee, or APAC convened by the FDA voted 7 to 2 that the efficacy data and 8 to 1 that the safety data, in conjunction with additional safeguards, are adequate to support the use of PALFORZIA. We currently expect the FDA to issue a decision on the BLA by late January 2020.

We submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in June 2019, and we expect a standard review time of 12 to 15 months.

We maintain worldwide commercial rights to all of our product candidates, including PALFORZIA and, if approved, currently intend to commercialize in the United States and Europe by developing a specialty commercial field team targeting a subset of the approximately 5,000 practicing allergists in the United States and allergy-focused clinicians in major European markets, as well as a medical science liaison organization.

We are in the process of developing formulations for additional CODIT product candidates beyond peanut allergy and have formulation and manufacturing activities ongoing for a product candidate designed to treat hen’s egg allergy, AR201. We initiated enrollment of a phase 2 clinical trial of AR201 for egg allergy in August 2019. We are also exploring a product candidate designed to treat multi-tree nut allergy.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our lead CODIT product candidate, PALFORZIA. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $ 181.6 million for the nine months ended September 30, 2019 and used $142.8 million of cash in operations. As of September 30, 2019, our accumulated deficit was $657.8 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize PALFORZIA, and as we develop other product candidates

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches. Of the total loan amount, $40.0 million was funded upon the closing of the transaction, with $85.0 million to be funded upon FDA approval of PALFORZIA and satisfaction of other customary borrowing conditions, and $45.0 million to be made available at our option in 2020, upon the satisfaction of certain borrowing conditions.

We currently utilize contract manufacturers for all our manufacturing activities. In June 2015, we entered into a lease for a manufacturing facility in Clearwater, Florida. In June 2017, we completed the construction of the manufacturing facility within the leased building, which we intend to handle full-scale cGMP (current Good Manufacturing Practices) commercial production of PALFORZIA, if approved, and supply future clinical trials of PALFORZIA. This manufacturing facility became operational in November 2018 and is operated by our contract manufacturing partner CoreRx, Inc., or CoreRx. In May 2019, we entered into a commercial supply agreement with CoreRx, and we plan to continue to rely on CoreRx to manage the operations of this manufacturing facility. Additionally, we currently utilize specialized clinical vendors, clinical trial sites, consultants, and clinical research organizations, or CROs, to ensure the proper and timely conduct of our clinical trials, and we do not yet have a sales organization. We expect to continue to significantly increase our investment in our manufacturing process and commercial organization as we prepare for the potential approval and commercial launch of PALFORZIA.

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

Results of Operations

Comparison of the Quarters Ended September 30, 2019 and 2018

	Quarter Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$30,558	$31,691	$(1,133)	(4)%
General and administrative	34,044	21,285	12,759	60%
Total operating expenses	64,602	52,976	11,626	22%
Loss from operations	(64,602)	(52,976)	(11,626)	22%
Interest income, net	43	1,303	(1,260)	(97)%
Loss before (benefit) provision for income taxes	(64,559)	(51,673)	(12,886)	25%
(Benefit) provision for income taxes	(104)	29	(133)	-459%
Net loss	$(64,455)	$(51,702)	$(12,753)	25%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the quarters ended September 30, 2019 and 2018:

	Quarter Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands)
External costs	$16,682	$19,918	$(3,236)	(16)%
Employee-related costs	7,866	7,037	829	12%
Stock-based compensation expense	2,752	2,406	346	14%
Facilities and other costs	3,258	2,330	928	40%
Total research and development expenses	$30,558	$31,691	$(1,133)	(4)%

Research and development expenses decreased by $1.1 million for the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018, primarily due to decreased external costs, partially offset by increased employee-related costs and facilities and other costs. External costs decreased primarily due to the close-out of certain PALFORZIA clinical trials, including RAMSES, ARC009, ARTEMIS and ARC011, partially offset by an increase in manufacturing costs for the production of pre-approval inventory as well as costs related to the phase 2 clinical trial of AR201 for egg allergy. Employee-related costs increased primarily due to increased headcount to support continued development of PALFORZIA. Facilities and other costs increased primarily due to the allocation of higher facilities and information technology costs, which are allocable from general and administrative to research and development expenses based on headcount.

We expect research and development expenses to increase in the near-term as we develop additional CODIT product candidates, including for the treatment of egg allergy and multi-tree nut allergy, and continue manufacturing commercial inventory for the potential approval and commercial launch of PALFORZIA. If we receive regulatory approval of PALFORZIA, future manufacturing costs may qualify for capitalization as inventory and would subsequently be expensed as costs of goods sold when such inventory is sold.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the quarters ended September 30, 2019 and 2018:

	Quarter Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands)
Employee-related costs	$12,775	$6,623	$6,152	93%
Stock-based compensation expense	5,329	5,976	(647)	(11)%
External professional services	14,740	8,481	6,259	74%
Facilities and other costs	1,200	205	995	485%
Total general and administrative expenses	$34,044	$21,285	$12,759	60%

General and administrative expenses increased by $12.8 million for the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018, primarily due to increased external professional services costs, employee-related costs and facilities and other costs, partially offset by decreased stock-based compensation expense. External professional services increased primarily due to consulting services for commercial planning, medical education and grants, and support for PALFORZIA.  The increased headcount was for additional administrative support for the continued buildout of our infrastructure to support the potential commercialization of PALFORZIA, including the establishment of key commercial functions such as marketing, market access and our field teams and a medical science liaison organization.  Facilities and other costs increased due to increased general and administrative costs related to support functions and general supplies for our growing headcount.  Stock-based compensation expense decreased primarily due to lower expense from our stock issuance to an affiliate of Golden Peanut Company, or GPC, as a result of lower stock prices in 2019 and lower stock option modification expense, partially offset by equity issued to new headcount and annual increases.

We expect our general and administrative expenses to continue to increase as we continue to build our commercial infrastructure, including the hiring of additional personnel, and incur expenses related to commercial planning for PALFORZIA.

Interest Income, net

Interest income, net, decreased by $1.3 million for the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018, primarily due to interest expense on long-term debt issued in January 2019. The interest expense was partially offset by higher interest income resulting from higher average cash, cash equivalents, and investment balances.

(Benefit) Provision for Income Taxes

The benefit for income taxes for the quarter ended September 30, 2019, compared to the provision for income taxes for the quarter ended September 30, 2018 resulted from our foreign operations.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$93,862	$100,391	$(6,529)	(7)%
General and administrative	88,956	56,517	32,439	57%
Total operating expenses	182,818	156,908	25,910	17%
Loss from operations	(182,818)	(156,908)	(25,910)	17%
Interest income, net	1,192	3,233	(2,041)	(63)%
Loss before (benefit) provision for income taxes	(181,626)	(153,675)	(27,951)	18%
(Benefit) provision for income taxes	(27)	79	(106)	-134%
Net loss	$(181,599)	$(153,754)	$(27,845)	18%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands)
External costs	$52,196	$65,197	$(13,001)	(20)%
Employee-related costs	23,762	20,943	2,819	13%
Stock-based compensation expense	8,452	7,376	1,076	15%
Facilities and other costs	9,452	6,875	2,577	37%
Total research and development expenses	$93,862	$100,391	$(6,529)	(7)%

Research and development expenses decreased by $6.5 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to decreased external costs, partially offset by increased employee-related costs, stock-based compensation expense, and facilities and other costs. External costs decreased primarily due to the close-out of certain PALFORZIA clinical trials, including RAMSES, ARC009, ARTEMIS and ARC011, partially offset by manufacturing costs for the production of pre-approval inventory as well as costs related to the phase 2 clinical trial of AR201 for egg allergy. Employee-related costs and stock-based compensation expense increased primarily due to increased headcount to support continued development of PALFORZIA. Facilities and other costs increased primarily due to the allocation of higher facilities and information technology costs, which are allocable from general and administrative to research and development expenses based on headcount.

We expect research and development expenses to continue to increase in the near-term as we develop additional CODIT product candidates, including for the treatment of egg allergy and multi-tree nut allergy, and continue manufacturing commercial inventory for the potential approval of PALFORZIA. If we receive regulatory approval of PALFORZIA, future manufacturing costs may qualify for capitalization as inventory and would subsequently be expensed as costs of goods sold when such inventory is sold.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands)
Employee-related costs	$32,634	$16,118	$16,516	102%
Stock-based compensation expense	16,134	17,287	(1,153)	(7)%
External professional services	38,157	22,468	15,689	70%
Facilities and other costs	2,031	644	1,387	215%
Total general and administrative expenses	$88,956	$56,517	$32,439	57%

General and administrative expenses increased by $32.4 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to increased external professional services costs, employee-related costs and facilities and other costs, partially offset by decreased stock-based compensation expense. External professional services increased primarily due to consulting services for commercial planning, medical education and grants, and support for PALFORZIA.  The increased headcount was for additional administrative support for the continued buildout of our infrastructure to support the potential commercialization of PALFORZIA, including the establishment of key commercial functions such as marketing, market access and our field teams and a medical science liaison organization.  Facilities and other costs increased due to increased general and administrative costs related to support functions and general supplies for our growing headcount.  Stock-based compensation expense decreased primarily due to lower expense from our stock issuance to an affiliate of GPC, as a result of lower stock prices in 2019 and lower stock option modification expense, partially offset by equity issued to new headcount and annual increases.

We expect our general and administrative expenses to continue to increase as we continue to build our infrastructure, including the hiring of additional personnel, and incur expenses related to commercial planning for PALFORZIA.

Interest Income, net

Interest income, net, decreased by $2.0 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to interest expense on long-term debt issued in January 2019. The interest expense was partially offset by higher interest income resulting from higher average cash, cash equivalents, and investment balances.

(Benefit) Provision for Income Taxes

The benefit for income taxes for the nine-months ended September 30, 2019, compared to the provision for income taxes for the nine-months ended September 30, 2018 resulted from our foreign operations.

Liquidity and Capital Resources

As of September 30, 2019, we had cash, cash equivalents and investments of $200.5 million. We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory approval and potential commercial launch for PALFORZIA, our lead CODIT product candidate.

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches. Of the total loan amount, $40.0 million was funded upon the closing of the transaction, with $85.0 million to be funded upon FDA approval of PALFORZIA and satisfaction of other customary borrowing conditions, and $45.0 million to be made available at our option in 2020 upon the satisfaction of certain borrowing conditions.

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

If we complete clinical testing and receive approval of a BLA for PALFORZIA in-line with our current expected timing, we would expect to be able to commence commercial sales of PALFORZIA in the first half of 2020. Even if we are able to commence commercial sales in 2020, we may need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings, and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our future funding requirements will depend on many factors, including the following:

•

the number, size and type of additional clinical trials or studies that we choose to initiate or the FDA or a foreign regulatory authority requires us to complete as well as the cost and time of such trials and studies;

•	our ability to obtain regulatory approval for and subsequently commercialize PALFORZIA or any other product candidates we develop;
•

the time and cost necessary to continue to develop a commercial-scale manufacturing process and establish commercial-scale manufacturing capacity for PALFORZIA and the time and cost necessary to supply clinical trial materials for our clinical trials;

•	commercialization costs associated with PALFORZIA, or any other product candidate we develop, if approved, including the cost and timing of developing our sales and marketing capabilities;
•	the time and cost necessary to complete our roll-over studies related to our PALISADE trial (ARC004), RAMSES trial (ARC011) and ARTEMIS trial (ARC008);
•	the amount of sales and other revenue from PALFORZIA or any other product candidates we develop, if approved;
•	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;
•	the time and cost associated with designing and implementing quality systems for our product candidates in the United States and Europe;
•	the time and cost associated with clinical trials and pre-clinical development of other product candidates;
•	the availability of term loans under our credit agreement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	our ability to attract, hire and retain qualified personnel; and
•

our ability to obtain and maintain intellectual property protection for PALFORZIA or any additional product candidate and the associated costs of such activities, including for filing, prosecuting, defending and enforcing any patents for PALFORZIA or any additional product candidate.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for our product candidates;
•	our research and development activities; or
•	our establishment of commercial capabilities or other activities that may be necessary to commercialize PALFORZIA or any future product candidate.

Summary Statement of Cash Flows

	Nine Months Ended September 30,
	2019	2018	$ Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(142,845)	$(117,578)	$(25,267)
Investing activities	67,408	(75,687)	143,095
Financing activities	44,770	198,198	(153,428)
Net change in cash and cash equivalents	$(30,667)	$4,933	$(35,600)

Net Cash Used In Operating Activities

Net cash used in operating activities was $142.8 million for the nine months ended September 30, 2019, an increase of $25.3 million from $117.6 million for the nine months ended September 30, 2018. This increase was primarily due to higher net loss from operations resulting from increased operating expenses.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities was $67.4 million for the, nine months ended September 30, 2019, an increase of $143.1 million from net cash used in investing activities of $75.7 million for the nine months ended  September 30, 2018. The increase was primarily due to the timing of net maturities of various investments as we monitor the balance of our portfolio’s investments while managing our cash requirements.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $44.8 million for the nine months ended September 30, 2019, a decrease of $153.4 million from $198.2 million for the nine months ended September 30, 2018. The decrease was primarily due to 6,325,000 shares issued and sold during our public offering in February 2018, which was partially offset by our net debt borrowing under the KKR agreement of $36.1 million in January 2019.

As of September 30, 2019, we had cash, cash equivalents and investments of $200.5 million.

Contractual Obligations and Other Commitments

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below.

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches, or the KKR Loans. Of the total loan amount, $40.0 million was funded upon closing of the transaction, with $85.0 million to be funded upon FDA approval of PALFORZIA, or the Regulatory Approval and satisfaction of other customary borrowing conditions, and $45.0 million to be made available at our option in 2020 upon the satisfaction of certain borrowing conditions. The KKR Loans have a maturity date being the earliest of (a) January 3, 2025, or if Regulatory Approval has not occurred on or before December 31, 2020, January 15, 2021 and (b) the date that is 91 days prior to the earliest current maturity date of any other loans we might have in excess of $15.0 million prior to the funding of the third tranche of the KKR Loans or $25.0 million following the funding of the third tranche of the KKR Loans.

In May 2019, we entered into a Commercial Supply Agreement, or the Commercial Supply Agreement, pursuant to which CoreRx, Inc. agreed to manufacture commercial supply of PALFORZIA, if approved. Under the Commercial Supply Agreement, we are required to purchase a minimum percentage of our PALFORZIA commercial supply requirements in each of the first six years of the Commercial Supply Agreement, subject to certain conditions and restrictions, ranging from 100% in 2019 and decreasing to a majority in 2024. We are also required to purchase a minimum percentage of our PALFORZIA supply requirements for release testing in each of the first six years of the Commercial Supply Agreement, ranging from 100% in 2019 and decreasing to a significant majority in 2024. As of September 30, 2019, the minimum aggregate purchase commitment under this agreement would be $ 4.3 million. The initial term of the Commercial Supply Agreement began upon execution of the Commercial Supply Agreement and will continue until December 31, 2024. The Commercial Supply Agreement then automatically renews for successive two-year terms, unless earlier terminated pursuant to its terms, or upon either party’s notice of termination to the other.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have variable interests in variable interest entities.

Segment Information

We have one primary business activity and operate as one reportable segment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, except as follows. As of September 30, 2019, we had approximately $43.0 million in long-term debt with variable interest rate components. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 9.61% on our long term debt as of September 30, 2019, would result in a change in our annual interest expense that would not have a material impact to the financial statements.  This hypothetical increase or decrease will likely be different from what actually occurs in the future, and the impact may differ from that quantified herein.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, therapeutic approach and our lead product candidate, PALFORZIATM (AR101), which is currently our only product in clinical development, and researching additional product candidates. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $64.5 million for the quarter ended September 30, 2019 and a net loss of $210.8 million, $131.3 million, and $80.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. At September 30, 2019 , our accumulated deficit was $ 657.8 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to seek regulatory approval for and begin to commercialize PALFORZIA, and as we develop other product candidates. Even if PALFORZIA is approved and we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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
•

the cost of manufacturing our product candidates and our ongoing establishment of commercial manufacturing capacity for PALFORZIA, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

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

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our CODIT therapeutic approach and PALFORZIA. At September 30, 2019, we had capital resources consisting of cash, cash equivalents and investments of $ 200.5  million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue to seek regulatory approval for and prepare for the commercialization of PALFORZIA and AR201 for egg allergy, and as we develop other product candidates.

These expenditures will include costs associated with obtaining regulatory approvals, commercialization of our product candidates, manufacturing and supply, conducting clinical trials, pursuing research and development activities and conducting non-clinical studies and general operations. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of PALFORZIA, AR201 or any other product candidates.

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months and through expected regulatory approval and potential commercial launch for PALFORZIA, our lead CODITTM product candidate. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates including possible future revenue streams. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the number, size and type of additional clinical trials or studies that we choose to initiate or the U.S. Food and Drug Administration, or FDA or a foreign regulatory authority requires us to complete for PALFORZIA, AR201 or any other product candidates we develop, as well as the cost and time of such trials and studies;

•	our ability to obtain regulatory approval for and subsequently commercialize PALFORZIA, AR201 or any other product candidates we develop;
•

the time and cost necessary to continue to develop a commercial-scale manufacturing process and establish commercial-scale manufacturing capacity for PALFORZIA and the time and cost necessary to supply clinical trial materials for our clinical trials for AR201 and any other product candidates we develop;

•	commercialization costs associated with PALFORZIA, AR201 or any other product candidates we develop, if approved, including the cost and timing of developing our commercialization capabilities;
•	the time and cost necessary to complete our roll-over studies related to our PALISADE trial (ARC004), RAMSES trial (ARC011) and ARTEMIS trial (ARC008) and our phase 2 clinical trial for AR201;
•	the amount of sales and other revenue from PALFORZIA, AR201 or any other product candidates we develop, if approved;
•	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for our product candidates;

•	the time and cost associated with designing and implementing quality systems for our product candidates in the United States and Europe;
•	the time and cost associated with clinical trials and pre-clinical development of other product candidates;
•	the availability of term loans under our credit agreement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	our ability to attract, hire and retain qualified personnel; and
•

our ability to obtain and maintain intellectual property protection for PALFORZIA, AR201 or any additional product candidate and the associated costs of such activities, including for filing, prosecuting, defending and enforcing any patents for PALFORZIA, AR201 or any additional product candidate.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for our product candidates;
•	our research and development activities; or
•	our establishment of commercial capabilities or other activities that may be necessary to commercialize PALFORZIA, AR201 or any additional product candidate.

The terms of our credit agreement require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In January 2019, we entered into a credit agreement with an affiliate of KKR LLC, that is secured by a lien covering all of our tangible and intangible property. As of September 30, 2019, there was approximately $43.0  million of principal balance outstanding under the loan.  An additional $85.0 million term loan must be drawn by us following the fulfillment of certain customary conditions precedent, including the issuance of an approval letter from the FDA with respect to our Biologics License Application, or BLA, on or prior to December 31, 2020.  While our BLA for PALFORZIA was accepted for review in March 2019, if we do not receive approval prior to December 31, 2020, the $40.0 million initial term loan will terminate, which could restrict our operating and financial flexibility.  Further, any delay or rejection of PALFORZIA could affect our ability to make scheduled interest payments on outstanding term loans under the credit agreement, which began on March 31, 2019, and could accelerate the maturity date of the term loans to January 15, 2021, which could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.  The credit agreement contains customary affirmative and negative covenants and events of default, including, covenants and restrictions that among other things, require us and our subsidiary guarantors to satisfy a minimum cash balance covenant and restricts our ability and our subsidiaries’ ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock.  A failure to comply with these covenants could permit the lends under the credit agreement to declare the term Loans, together with accrued interest and fees, to be immediately due and payable.  In addition, if we default under the terms of the credit agreement, including failure to satisfy our operating covenants, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to Our Business

We are substantially dependent on the success of PALFORZIA which may not be successful in clinical trials, receive regulatory approval or be successfully commercialized, even if approved.

We currently have no products approved for sale. To date, we have invested substantially all of our efforts and financial resources in the research and development of our CODIT therapeutic approach and PALFORZIA. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, the European Medicines Agency, or EMA, or other comparable foreign regulatory authorities. In order to obtain regulatory approval for the sale of PALFORZIA from the FDA, EMA or other comparable foreign regulatory authorities, we must demonstrate the safety and efficacy of the product in humans. While we submitted our BLA for PALFORZIA in December 2018 and our Marketing Authorization Application, or MAA, for PALFORZIA in June 2019 based upon the safety and efficacy findings in our completed and ongoing clinical trials, there can be no assurance that we will receive regulatory approval from the FDA, or EMA, or that PALFORZIA will successfully demonstrate safety and efficacy in any ongoing or future clinical trials we may be required to initiate.  In addition, we cannot be certain PALFORZIA will successfully demonstrate safety and efficacy in any clinical trials utilized for purposes of obtaining regulatory approval from any other foreign regulatory authorities.  Furthermore, even if we obtain approval for PALFORZIA, it may only be for a limited patient population, or may be received after significant delays. If we do not receive regulatory approval for PALFORZIA, we may not be able to continue our operations.

As a result, our prospects, including our ability to finance our operations and generate revenue, will depend largely on the successful development, regulatory approval and commercialization of PALFORZIA. The clinical and commercial success of PALFORZIA will depend on a number of factors, many of which are out of our control, including the following:

•	the results from our ongoing clinical trials, including ARC004, ARC005 and ARC011, and planned clinical trials, including ARC008;
•

the frequency and severity of adverse effects experienced by patients treated with PALFORZIA, including in any clinical trials we may pursue with collaborators such as our phase 2 trial sponsored by Regeneron evaluating PALFORZIA treatment with adjunctive dupilumab; or in which we may pair PALFORZIA with another therapeutic;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•

the ability of our third-party manufacturers to manufacture supplies of PALFORZIA, including their ability to provide adequate and timely supplies of our clinical trial materials and to develop, validate and maintain a commercial-scale manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•	our ability to maintain our exclusive supply relationship with the Golden Peanut Company, or GPC;
•	our ability to demonstrate PALFORZIA’s safety and efficacy to the satisfaction of the FDA, EMA or other foreign regulatory authorities;
•

whether we are required by the FDA, the EMA or other foreign regulatory authorities, or choose, to conduct additional clinical trials prior to the approval to market PALFORZIA, as well as the cost and time of such trials;

•	whether the FDA, the EMA or other foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the receipt of necessary regulatory approvals from the FDA, the EMA or other foreign regulatory authorities;
•	the extent and nature of any protocol deviations in any of our completed, ongoing or future clinical trials;
•	the extent and nature of the Risk Evaluation and Mitigation Strategy, or REMS, or any foreign equivalent, required in connection with regulatory approval or following regulatory approval;
•	whether the FDA may restrict the use of our products to a narrow population;
•	our ability to successfully commercialize PALFORZIA, if approved for marketing and sale by the FDA or comparable foreign regulatory authorities, whether alone or in collaboration with others;
•	our success in educating physicians and patients about the benefits, administration and use of PALFORZIA;
•	acceptance of PALFORZIA as safe and effective by patients and the medical community;
•	the continued prevalence of peanut allergy;
•	achieving and maintaining compliance with all regulatory requirements applicable to PALFORZIA;
•	the effectiveness of our own or any future collaborators’ marketing, pricing, coverage and reimbursement, sales and distribution strategies and operations;
•	our ability to obtain issued patents that cover PALFORZIA and to enforce such patents and other intellectual property rights to PALFORZIA;
•	our ability to avoid third-party intellectual property claims; and
•	a continued acceptable safety profile of PALFORZIA following approval.

As part of our original PALFORZIA BLA submission, we proposed a number of risk management measures for PALFORZIA, if approved.  The FDA has determined that PALFORZIA, if approved, will only be available in the U.S. through a REMS program, in order to mitigate the risk of systemic allergic reaction, including anaphylaxis, while using the product. A REMS is a drug safety program that the FDA can require for certain medications with safety concerns to help ensure the benefits of the medication outweigh its risks. We expect that the goals of the REMS program for PALFORZIA will be to ensure that (i) pharmacies and healthcare settings that dispense and/or administer PALFORZIA are certified and educated on the risk of systemic allergic reactions, including anaphylaxis, associated with the use of PALFORZIA, (ii) the initial dose escalation and the first dose of each dose escalation level of PALFORZIA is only dispensed and administered to patients in a medically supervised healthcare setting that is equipped to identify and treat systemic allergic reactions, and (iii) PALFORZIA is only dispensed to patients who are informed of the need to carry epinephrine at all times and the need for continued dietary peanut avoidance by enrolling in the PALFORZIA REMS. Consistent with immunotherapies indicated to treat allergic conditions, the PALFORZIA BLA also proposed a “black box” warning within the product labeling.  The imposition of the REMS or the inclusion of the “black box” warning as a condition to the approval of PALFORZIA, could make it more difficult for it to achieve its full commercial potential.

Accordingly, we cannot assure our stockholders that we will ever be able to generate revenue through the sale of PALFORZIA or become profitable as a result of such sales. If we are not able to successfully demonstrate the safety and efficacy of PALFORZIA in humans in our clinical trials, obtain regulatory approval for PALFORZIA for the indications we seek and successfully commercialize PALFORZIA, or if we are significantly delayed in doing so, our business will be materially harmed. In addition, if we are delayed in receiving or do not receive approval of our BLA for PALFORZIA, the availability of term loans under our credit agreement could be reduced, and the maturity of such term loans could be accelerated to January 15, 2021, any of which could further restrict our operating and financial flexibility as well as have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

The regulatory approval process is lengthy, time-consuming and inherently unpredictable, and we may experience significant delays in obtaining regulatory approval of PALFORZIA, which would delay the commercialization of PALFORZIA, adversely impact our ability to generate revenue, and harm our business and our results of operations.

We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize PALFORZIA. To gain approval to market a biologic product candidate, such as PALFORZIA, a BLA, MAA or other comparable foreign regulatory filing must be submitted to the FDA, the EMA or other comparable foreign regulatory authority.  Such applications must include extensive clinical, non-clinical and manufacturing data that adequately demonstrate to the satisfaction of the FDA, the EMA or other comparable foreign regulatory authority the safety, purity, potency and effectiveness of the product for the intended indication applied for in the BLA, the MAA or other relevant regulatory filing. A BLA, MAA or other comparable foreign regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. Our PALFORZIA BLA, which we submitted in December 2018, was accepted for review in March 2019.   In September 2019, the Allergenic Products Advisory Committee, or APAC, convened by the FDA voted 7 to 2 that the efficacy data and 8 to 1 that the safety data, in conjunction with additional safeguards, are adequate to support the use of PALFORZIA.  In addition, we submitted our PALFORZIA MAA to the EMA in June 2019.

Despite the APAC recommendation, the FDA, the EMA or any other comparable foreign regulatory bodies can delay, limit or deny approval to market PALFORZIA for many reasons, including:

•

our inability to demonstrate to the satisfaction of the FDA that PALFORZIA is safe, pure, potent and effective for the proposed indication or meets similar standards set by the EMA or other foreign authorities;

•	the FDA, the EMA or other applicable foreign regulatory authority may disagree with the interpretation of data from clinical trials;
•	our inability to demonstrate that the clinical and other benefits of PALFORZIA outweigh any safety or other perceived risks;
•

the FDA, the EMA or other applicable foreign regulatory authority may require additional nonclinical studies or clinical trials, including trials with additional patients in one or more subgroups or populations who have been administered PALFORZIA;

•	the CROs that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•	the FDA, the EMA or other applicable foreign regulatory authority may not approve or may disagree with the formulation, packaging, labeling and/or the specifications of PALFORZIA;
•	the APAC recommendation’s inclusion of limitations on approved labeling (including a “black box” warning) as well as certain distribution and use restrictions;
•	the extent and nature of any protocol deviations in any of our completed, ongoing or future clinical trials;
•	the REMS is more extensive than we anticipate;

•	our inability to demonstrate that the manufacturing process for PALFORZIA is adequately controlled to ensure that all product produced meets required quality standards;
•	disruptions at the FDA, the EMA or other regulatory agencies that are unrelated to our products, such as government shutdowns, that cause delays in the regulatory approval process;
•	the FDA, the EMA or other applicable foreign regulatory authority may fail to approve the manufacturing facilities or testing laboratories that we use; or
•

the potential for approval policies or regulations of the FDA, the EMA or other applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs and biologics in development, only a small percentage successfully complete the approval processes of the FDA, the EMA or other foreign regulatory authorities and are commercialized. In addition, the FDA has never approved a drug for treating food allergy through desensitization and, in particular, has never approved a drug based on efficacy as measured by a DBPCFC, which is the testing mechanism for determining the desensitization efficacy of PALFORZIA.

In addition, even though PALFORZIA was granted Breakthrough Therapy designation by the FDA for oral immunotherapy of peanut allergic children and adolescents (ages 4 through 17), we may not experience a faster development, review or approval process compared to standard FDA procedures. Generally, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The Breakthrough Therapy designation for PALFORZIA has enabled us to hold additional meetings with the FDA during the development process and to receive advice from the FDA regarding development and approval for PALFORZIA. However, while our PALFORZIA BLA, which we submitted in December 2018, was accepted for review in March 2019, the FDA has determined that our application will be reviewed under a twelve-month target review period as measured from the date the FDA was able to begin its filing review of our PALFORZIA BLA in January 2019 to determine whether it was substantively complete to accept for substantive review. Though the PALFORZIA BLA was reviewed by the APAC in September 2019, the FDA’s review of the BLA may take until late January 2020, or longer.

However, we may not receive approval on this timeline or at all, in which case our ability to commence commercial sales of PALFORZIA in the United States would be delayed. A significant delay could materially harm our business and we may need to curtail or cease operations. We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize PALFORZIA.

Even if we receive approval of a BLA, MAA or other comparable foreign regulatory approval, the FDA, the EMA or other applicable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials. The FDA, the EMA or other applicable foreign regulatory authority may also approve PALFORZIA for a more limited indication and/or a narrower patient population than we originally request, and the FDA, the EMA or other applicable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of PALFORZIA. Any delay in obtaining, or inability to obtain, applicable regulatory approval or a regulatory approval for a more limited indication and/or narrower patient population would delay, prevent, or limit commercialization of PALFORZIA and would materially adversely impact our business and prospects.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of PALFORZIA, AR201 or any additional product candidates may be delayed, and our business will be harmed.

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

If we fail to achieve announced milestones in the timeframes we expect, the commercialization of PALFORZIA and any additional product candidates may be delayed, and our business and results of operations may be harmed.

We are in the process of building a commercial field organization and distribution network, and we only recently deployed medical science liaison personnel. If we are unable to complete the build out of a commercial field organization and a distribution network on our own or through third parties, we may not be able to market, sell and distribute PALFORZIA, if approved, or any additional product candidates or generate product revenue.

We are in the early stages of building a commercial field organization. In order to commercialize PALFORZIA, we will need to build our marketing, commercial field, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If PALFORZIA receives regulatory approval, we expect to complete deployment of a specialty commercial field organization with technical expertise and supporting distribution capabilities to commercialize PALFORZIA and any of our other product candidates that receive regulatory approval, which will be expensive and time-consuming.

We have no prior experience in the commercialization of pharmaceutical products and there are significant risks involved in building and managing a commercial field organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient customer leads, provide adequate training to commercial field and marketing personnel, and effectively manage a geographically dispersed commercialization team. Any failure or delay in the development of our internal commercial field, marketing and distribution capabilities would adversely impact the commercialization of these products. Further, given our lack of prior experience in commercializing pharmaceutical products, our estimates of the number of commercial field employees needed to commercialize PALFORZIA may be materially less than the actual number of commercial field employees required. As such, we may be required to hire substantially more commercial field employees to adequately support the commercialization of PALFORZIA, which could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

We may also choose to collaborate with third parties that have direct commercial field forces or established distribution systems, either to augment our own commercial field force and distribution systems or in lieu of our own commercial field force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize PALFORZIA. If we are not successful in commercializing PALFORZIA or any additional product candidates, either on our own or through collaborations with one or more third parties, our additional product revenue will suffer and we would incur significant additional losses.

Even if PALFORZIA, AR201 or any additional product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success, which will depend, in part, upon our ability to properly and effectively train clinicians on the safe and effective use and administration and the degree of acceptance among clinicians, patients, patient advocacy groups, healthcare payors and the general medical community.

Even if we obtain FDA, EMA or other foreign regulatory approvals, PALFORZIA, AR201 or any additional product candidates may not achieve market acceptance among clinicians, patients, patient advocacy groups, healthcare payors and the general medical community. With respect to PALFORZIA, which we intend to market as a means of obtaining protection from accidental exposure to peanut protein and not as a cure for peanut allergy, we anticipate that clinicians will continue to recommend that their patients strictly avoid foods that may contain any amount of peanut protein and continue to carry epinephrine auto-injectors even if the patients have been successfully desensitized with PALFORZIA. As part of our original PALFORZIA BLA submission, we proposed a number of risk management measures for PALFORZIA, if approved. The FDA has determined that PALFORZIA, if approved, will only be available in the U.S. through a REMS program, in order to mitigate the risk of systemic allergic reaction, including anaphylaxis, while using the product. We expect that the goals of the REMS program for PALFORZIA will be to ensure that (i) pharmacies and healthcare settings that dispense and/or administer PALFORZIA are certified and educated on the risk of systemic allergic reactions including anaphylaxis associated with the use of PALFORZIA, (ii) the initial dose escalation and the first dose of each dose escalation level of PALFORZIA is only dispensed and administered to patients in a medically supervised healthcare setting that is equipped to identify and treat systemic allergic reactions, and (iii) PALFORZIA is only dispensed to patients who are informed of the need to carry epinephrine at all times and the need for continued dietary peanut avoidance by enrolling in the PALFORZIA REMS. As a result, if we are unable to persuade clinicians, patients, caregivers and payors that PALFORZIA has therapeutic value when used in conjunction with the practice of avoidance, our sales will be adversely affected.

We may also face challenges in gaining market acceptance as a result of our therapeutic approach, which exposes patients to the exact allergen that poses a risk of causing a severe allergic reaction.  Many clinicians believe that previous oral immunotherapy approaches to the treatment of peanut allergy are too unsafe or unreliable to use in clinical practice. Consistent with immunotherapies indicated to treat allergic conditions, the PALFORZIA BLA proposed a “black box” warning within the product labeling.  The inclusion of a “black box” warning as a condition to the approval of PALFORZIA, could make it more difficult for it to achieve its full commercial potential. We are also susceptible to changes in the public perception of the safety and efficacy of desensitization treatments. For example, if a competitor’s desensitization treatment similar to our own had significant safety issues, perceptions of our products could also be negatively impacted even if our product did not have similar safety issues. If we are unable to convince clinicians and their patients that PALFORZIA is safe and reliable, our sales will be adversely affected.

In addition, the commercial success of PALFORZIA, if approved, will depend significantly on our ability to properly and effectively train clinicians on the safe and effective use and administration of PALFORZIA. We believe that proper training and education will be critical to clinician’s administering PALFORZIA in a manner that achieves the clinician’s and patient’s desired outcomes. We began deployment of our medical science liaison, or MSL, organization in the third quarter of 2018, and this team continues to grow.  The MSL team is a field-based part of our medical affairs group.  The role of MSLs is to serve as a liaison to members of the medical, scientific and patient advocate communities and to provide scientific expertise and clinical insights from health care practitioners to internal colleagues.  The activities of MSLs are subject to extensive statutory and regulatory requirements and enforcement, in the United States, by the federal government and the states and, outside the United States, by the governments of the countries where we deploy MSLs.  Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our MSL activities could be subject to challenge under one or more of such laws or regulations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to market our products and adversely impact our financial results.

Furthermore, market acceptance of PALFORZIA, AR201 or any additional product candidates for which we receive approval depends on a number of factors, including:

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

In 2017, the FDA announced that it would permit the labeling of conventional food products containing ground peanuts to bear a qualified health claim stating that for certain infants and under certain conditions, the consumption of such products may reduce the risk of developing peanut allergy. This qualified health claim speaks to risk reduction rather than treatment of peanut allergy. PALFORZIA is an investigational biologic designed to reduce the incidence and severity of allergic reactions, including anaphylaxis, after accidental exposure to peanut in patients aged 4 through 17 years with a confirmed diagnosis of peanut allergy. Significant and successful use of such food products or dietary supplements to reduce the risk of peanut allergy may impact the prevalence of peanut allergy and the level of demand for PALFORZIA, which may adversely impact our business and results of operations.

We rely exclusively on the Golden Peanut Company to provide the source material for PALFORZIA and are exposed to a number of sole supplier risks.

The source material for PALFORZIA is a specific type of peanut flour, which we purchase from GPC pursuant to a long-term exclusive commercial supply agreement, which was expanded and extended in January 2018. In order to develop PALFORZIA as an FDA-approvable biological product we were required to characterize the protein signature of the flour. We believe the flour produced by GPC has a distinct protein signature that is significantly different from the protein signatures of other commercially available peanut flours and, as a result, it is unlikely that we could use any other peanut flours as the source material for PALFORZIA. If GPC became unwilling or unable to supply us with peanut flour, our business and operating results would be materially adversely affected.

In addition, our restated agreement with GPC does not require GPC to provide us with peanut flour that has a specific protein signature or that meets other potentially relevant pharmaceutical standards. We have tested multiple lots of GPC peanut flour produced in several different years and generally have not identified significant variations in the protein signature between lots. We can provide no assurance that natural variations in the peanuts sourced by GPC, changes in the agricultural practices used to produce the peanuts sourced by GPC, or variations in GPC’s manufacturing process will not result in alterations in the protein signature or other characteristics of GPC’s peanut flour that would make it unsuitable for use in PALFORZIA. If such alterations occurred, we would not be able to manufacture PALFORZIA and our business and operating results would be materially adversely affected. In addition, as our purchases of peanut flour from GPC represent an insignificant portion of GPC’s total peanut flour sales, we have only a limited ability to influence GPC’s decisions regarding its sourcing of peanuts or methods of producing peanut flour.

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

The potential efficacy of PALFORZIA, if approved, is dependent upon patient compliance with the prescribed dosing regimen, and failure to adhere to the dosing regimen could increase the potential of a patient experiencing an adverse allergic reaction.

The PALFORZIA treatment regimen, if approved, would require that patients start with a very low dose of PALFORZIA and gradually increase their dose over time. Based on our existing clinical data, we anticipate it will take patients approximately six months to reach a daily dose level of 300 mg of peanut protein. Patients would then continue on a daily therapeutic dose.  As part of our original PALFORZIA BLA submission, we proposed a number of risk management measures for PALFORZIA, if approved. We expect that the PALFORZIA REMS would require, among other items, that pharmacies and healthcare settings that dispense and/or administer PALFORZIA establish processes and procedures to verify that the patient is enrolled in the REMS program before treatment initiation, and that each patient is observed by a healthcare professional after initial dose escalation, or IDE, and the first dose of each up-dosing level. In addition, we expect that the REMS will require that such healthcare settings have healthcare provider(s) onsite during PALFORZIA administration to counsel and monitor the patient, and to treat the patient for any systemic allergic reactions, including anaphylaxis, that occur after IDE dosing and the first dose of each up-dosing level, and have the ability to manage systemic allergic reactions, including anaphylaxis, on-site.

In order to maintain desensitization, patients would need to continue to take a daily therapeutic dose. The potential efficacy of PALFORZIA, if approved, is dependent upon patients complying with the prescribed dosing regimen, including the continued

maintenance dosing. Based on our studies and independent studies, we do not believe that the occasional failure to take a dose will affect desensitization. However, in the event a patient fails to follow the prescribed dosing regimen, halts or skips treatment and then restarts the dosing regimen, the likelihood of an adverse allergic reaction to the allergen is greatly increased, as any level of desensitization previously achieved may have dissipated. Further, patients will be required to continue to practice avoidance to peanut exposure and if patients begin to achieve desensitization, it is possible that they may become less vigilant in practicing avoidance and further increase their risk of an accidental exposure. As a result, a lack of patient compliance and the resulting increased likelihood for adverse safety events could have a material adverse effect on our ability to obtain or maintain the regulatory approval necessary to commercialize PALFORZIA.

Failure to do so would significantly harm our business, results of operations, financial condition, prospects and stock price. In addition, if patients drop out of our clinical trial due to the strict dosing regimen, the likelihood that we will be able to demonstrate clinically meaningful desensitization will be decreased.

We currently rely on single-source third-party manufacturers for our clinical trial materials and intend to rely on single-source third-party manufacturers for our commercial drug supply of PALFORZIA and to manufacture nonclinical, clinical and commercial supplies of AR201 and other product candidates.   If any of these manufacturers fails to provide us or our collaborators with adequate supplies of materials for clinical trials or commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize PALFORZIA, AR201 or other product candidates.

We do not currently have the internal capability to produce our clinical or commercial supply of PALFORZIA, and we lack the internal resources and the capability to manufacture AR201 and any other product candidates on a nonclinical, clinical or commercial scale.  As a result, we currently rely and intend to continue to rely on a single manufacturer for the production of the drug product used in PALFORZIA, and a single contract manufacturer for the commercial packaging of PALFORZIA for the foreseeable future. We have agreements in place with both contract manufacturers of PALFORZIA.  In addition, in May 2019 we entered into a commercial sale supply agreement with CoreRx, Inc., the contract manufacturer utilized for our clinical supply of PALFORZIA, for the commercial supply of PALFORZIA in bulk capsule and sachet dosage forms according to agreed-upon specifications in sufficient quantities to meet our projected supply requirements in the United States and Canada. We have not yet entered into an agreement with any third-party manufacturers to produce commercial quantities of the packaging of PALFORZIA, and any failure to reach such an agreement and commence the development process for PALFORZIA in a timely manner would delay commercialization of PALFORZIA.  In addition, even if we are able to reach such agreements, aspects of our manufacturing process for PALFORZIA are complex and the existing manufacturing process of our contract manufacturer will need to be scaled up to meet our anticipated commercial requirements. If we and our third-party manufacturers are not able to develop successfully a commercial manufacturing process or do so in a timely manner, we will not be able to initiate commercialization of PALFORZIA within our estimated timeline, if at all. Similarly, we currently rely and may continue to rely on a single contract manufacturer for the clinical supply of each of our other product candidates and face similar risks with respect to the supply and manufacturing processes for such product candidates.

Our dependence on single source suppliers with respect to our supply chain for PALFORZIA,AR201 and our other product candidates exposes us to certain risks, including the following:

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

The FDA and other comparable foreign regulatory authorities must, pursuant to inspections conducted prior to any approval of our PALFORZIA BLA or relevant foreign regulatory submission, approve our contract manufacturers to manufacture PALFORZIA.  While we completed construction of a manufacturing facility in a leased building in Clearwater, Florida, at the site of our primary contract manufacturer and have a commercial supply agreement with such contract manufacturer, we do not directly control the manufacturing operations and we are completely dependent on them for operating that facility and for compliance with cGMP for the manufacture of PALFORZIA. If the contract manufacturer operating that facility or our other contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for our or their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Further, we plan on using blister packs and sachets as the final packaging configuration for our potential commercial launch of PALFORZIA. Stability testing of PALFORZIA in the blister pack and sachet configurations is ongoing. Any complications with the stability testing in the blister pack or sachet configurations could extend the timelines for our regulatory filings for PALFORZIA and could limit the shelf life of the commercial product at the time of launch. In addition, regulatory authorities may not find our proposed packing configuration acceptable, which would also delay the timing of our foreign regulatory filings or potential approval of PALFORZIA.

Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede commercialization of PALFORZIA, if approved, and the development of any additional product candidates, and could have a material adverse effect on our business, results of operations, financial conditions and prospects.

Supplying our ongoing clinical trials of PALFORZIA and AR201 and planned clinical trials is a complex operation, and delays in the supply chain could harm our clinical trials and our ability to commercialize PALFORZIA and AR201, if approved.

Supplying appropriate clinical trial materials for our ongoing and planned clinical trials on a timely basis is a complex operation. There are multiple doses in the dose escalation phase of our PALFORZIA clinical trials and AR201 clinical trial. In addition, each subject can proceed through the dose escalation phase at a different rate depending on how the subject responds to each new dose. For example, a subject can move up to the next dose, remain on the current dose or move down to the prior lower dose during the dose escalation phase of our trials. We believe that this dosing flexibility improves outcomes for clinical trial subjects. But this dosing flexibility also increases the complexity of supplying the appropriate doses to each clinical site on a timely basis. The complexity of our logistics operations for our clinical trial materials increased significantly throughout 2017 and 2018, and we expect such complexity to increase further as we continue to operate multiple large trials concurrently, including trials in Europe, and in connection with the potential commercialization of PALFORZIA, if approved. EU regulations require that each lot of clinical trial material be certified and released by a designated qualified person. This certification and release process in the EU can cause delays in supplying clinical trial materials to clinical sites. Any delays or errors in our PALFORZIA supply chain logistics could delay or adversely affect our clinical trials or our ability to commercialize PALFORZIA, if approved.

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

For example, the positive top-line results generated in our PALISADE, RAMSES and ARTEMIS trials for PALFORZIA, as well as our prior clinical trials, do not ensure that our roll-over studies for such trials or any future clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even though we have completed PALISADE, RAMSES and ARTEMIS, the results may not be sufficient to obtain regulatory approval or commercial acceptance for our product candidates in the indications that we are seeking or at all. For example, while the majority of adults who completed the PALISADE trial in the PALFORZIA arm successfully tolerated the 600 mg dosage (85%), the percentage of dropouts in the 18-49 age range was substantially higher than in our 4-17 year old study population thereby reducing the number of our Intent to Treat, or ITT population in the 18-49 year old age range who successfully completed the DBPCFC. As a result, in the exploratory subpopulation ages 18-49, the ITT analysis did not show statistical significance at the 600 mg dose level.  We initiated enrollment of a phase 2 clinical trial of AR201 for egg allergy in August 2019.

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
•

demonstrate that the manufacturing process for PALFORZIA, AR201 or any of our other product candidates is adequately controlled to ensure that all product produced meets required quality and regulatory standards;

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

In accordance with our food allergy clinical trial protocols, in certain clinical trials, including our phase 2 clinical trial of AR201 for egg allergy, we utilize a DBPCFC procedure. This consists of giving the offending food protein to patients in order to assess the sensitivity of their food allergy, and thus to assess the safety and efficacy of our product candidates versus placebo. The food challenge protocol is meant to induce objective symptoms of an allergic reaction. These oral food challenge procedures can potentially trigger anaphylaxis, a potentially life-threatening systemic allergic reaction. Even though these procedures are well-controlled, standardized, and performed in highly specialized centers with or near intensive care units, there are inherent risks in conducting a clinical trial of this nature. Such risks may dissuade patients or parents of patients from electing to participate in our clinical trials. In addition, an uncontrolled allergic reaction could potentially lead to a serious or even fatal reaction and any such serious clinical event could potentially adversely affect our clinical development timelines, including a complete clinical hold on our food allergy clinical trials. For instance, we are aware of one clinical trial for a peanut allergy treatment that was terminated by its safety monitoring committee because of severe adverse events arising from the administration of food challenges. We may also become liable to subjects who participate in our clinical trials and experience any such serious or fatal reactions. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition, prospects, and stock price.

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize PALFORZIA, AR201 or any additional product candidates.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or regulatory authorities conclude that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the regulatory authority of any marketing application we submit. Any such delay or rejection could prevent us from commercializing PALFORZIA, AR201 or our other future product candidates.

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

PALFORZIA, AR201or any of our other product candidates may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approvals.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. To date, patients treated with PALFORZIA have experienced drug-related side effects, which mainly include gastrointestinal issues ranging from itching of the lips to vomiting. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims.

In addition, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure in our clinical trials, we cannot be assured that rare and severe adverse effects of PALFORZIA or AR201 will not be uncovered when a significantly larger number of patients are exposed to the drug. Further, we have not designed our clinical trials to determine the effect and safety consequences of taking PALFORZIA or AR201 over a multi-year period.

Although we have monitored the subjects in our studies for certain safety concerns and we have not seen evidence of significant safety concerns in our clinical trials, patients treated with PALFORZIA have and may in the future experience adverse reactions. For instance, in independent research studies, patients receiving OIT for peanut allergy have suffered severe anaphylactic reactions. While we have developed PALFORZIA and its associated treatment regimen in a manner which we believe reduces the risk of adverse reactions, we can provide no assurance that patients administered PALFORZIA will not also suffer severe anaphylactic reactions, including reactions leading to death. For example, in our PALISADE clinical trial, one patient had a severe allergic hypersensitivity reaction that was attributed to PALFORZIA compared to none of the placebo-treated patients and 12.4% of patients ages 4-17 who received PALFORZIA dropped out of the clinical trial due to gastrointestinal side effects, compared to 2.4% of placebo-treated patients. It is possible that the FDA may ask for additional data regarding such matters. As a result of the foregoing, the PALFORZIA BLA proposed a “black box” warning within the product labeling, which is consistent with immunotherapies indicated to treat allergic conditions.

If safety problems relating to PALFORZIA, AR201 or any of  our other product candidates are identified in our clinical trials or in any clinical trials conducted by collaborators prior to approval of PALFORZIA, AR201 or any of  our other product candidates, the FDA or other regulatory agencies may not approve PALFORZIA, AR201 or any of  our other product candidates, may limit the population it is used in or may require warnings on the label. If PALFORZIA, AR201 or any of  our other product candidates is ultimately approved and we or others later identify undesirable side effects caused by PALFORZIA, AR201 or any such product candidate, the FDA or other regulatory agencies may require that we amend the labeling of PALFORZIA, AR201 or any such product candidate, require additional warnings, create a medication guide outlining the risks of such side effects for distribution to patients, order us to recall PALFORZIA, AR201 or any such product candidate or even withdraw regulatory approval for PALFORZIA, AR201 or any such product candidate. In addition, we could be sued and held liable for harm caused to patients and our reputation may suffer. Each of these events could prevent us from achieving or maintaining market acceptance of PALFORZIA, AR201 or any of our other product candidates, if approved, and could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

PALFORZIA, if approved, or any additional product candidates may face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

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

Many of our competitors have materially greater financial, manufacturing, marketing, research and drug development resources than we do. Large pharmaceutical and biotechnology companies in particular have extensive expertise in nonclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Failure to effectively compete against additional products approved for the treatment and prevention of allergic reactions, including anaphylaxis, attributable to peanut allergy could harm our business and results of operations.

We may also face competition from clinicians who provide oral immunotherapy to patients using commercially available source material. In addition, peanut allergic patients may attempt to use food products as a substitute for PALFORZIA in the maintenance portion of our PALFORZIA treatment program. If we are unable to convince clinicians, patients and caregivers, that our products have advantages over these self-developed approaches to oral immunotherapy, our business and results of operation could be materially adversely affected.

PALFORZIA and AR201 are regulated as biological products, or biologics, and any additional product candidates could be regulated as biologics, which may subject them to competition sooner than anticipated.

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the Affordable Care Act, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. To be considered biosimilar, a product candidate must be highly similar to the reference product notwithstanding minor differences in clinically inactive components. In addition, there can be no clinically meaningful differences between the product candidate and the reference product in terms of the safety, purity and potency of the product. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. We believe that the concentrations of relevant proteins in the peanut flour we source pursuant to our exclusive contract with GPC are significantly different from the concentrations of proteins found in other commercially available sources of peanut flour, and that a product candidate using different concentrations of such proteins or different proteins might not be considered “highly similar” to PALFORZIA by the FDA. In that case, such a product candidate would not be eligible for the biosimilar approval pathway. However, there can be no guarantee that the FDA would agree with this interpretation. Indeed, the BPCIA is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological product candidates.

Under the BPCIA, no approval of an application for a biosimilar product may be made effective until 12 years after the original branded product is first licensed by the FDA pursuant to the approval of a BLA. We believe that if the FDA approves a BLA for PALFORZIA, PALFORZIA should qualify for this 12-year period of market exclusivity, known as reference product exclusivity, such that no approval of a biosimilar version of our product could become effective prior to the expiration of that 12-year period. However, these exclusivity provisions have been subject to various interpretations that have not yet been fully addressed by the FDA, and there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider PALFORZIA to be eligible for reference product exclusivity, potentially creating the opportunity for competition sooner than anticipated. In addition, even if PALFORZIA were to receive reference product exclusivity, a competitor may seek approval of a product candidate under a full BLA rather than a biosimilar product application. In such a case, although the competitor would not enjoy the benefits of the abbreviated pathway for biosimilar approval created under the BPCIA, the FDA would not be precluded from making effective an approval of the competitor product pursuant to a BLA prior to the expiration of our 12-year period of marketing exclusivity.

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

In addition, the anticipated treatment regimen for PALFORZIA, AR201 and our other products candidates requires a clinician to see the patient every two weeks during the dose escalation portion of the regimen. These appointments may take significant time as the patient has to be monitored for two hours after receiving an increased dose. It is not certain whether the existing reimbursement codes that can be appropriately used for these visits adequately compensate clinicians for the time spent on the visits. We may decide to seek the creation of new codes and associated reimbursement rates to ensure that clinicians are adequately compensated; however, creation of new codes is a complicated and lengthy process and we may not be successful in any such efforts. If appropriate codes and compensation are not available, clinicians may be deterred from offering PALFORZIA, AR201 or any of our other product candidates to their patients and our business and operating results would be adversely affected.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of PALFORZIA, AR201 or any additional product candidates, and our existing insurance coverage may not be sufficient to satisfy any liability that may arise.

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

Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for PALFORZIA, AR201 or any additional product candidates;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to clinical trial participants or patients;
•	regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to commercialize PALFORZIA, AR201 or any additional product candidates.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of PALFORZIA, AR201 or any additional products we develop. Although we maintain product liability insurance covering the use of our product candidates in clinical trials, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

If and when we obtain approval for marketing PALFORZIA, we intend to expand our insurance coverage to include the sale of PALFORZIA. However, we may be unable to obtain this liability insurance on commercially reasonable terms, if at all.

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

As of September 30, 2019 , we had 261 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize PALFORZIA, AR201 or any additional product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

If we fail to attract and retain senior management, we may be unable to successfully develop PALFORZIA, AR201 or any additional product candidates, conduct our clinical trials and commercialize PALFORZIA, AR201 or any additional product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon our senior management. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trial or the commercialization of PALFORZIA, AR201 or any additional product candidates. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service. In addition, certain members of our senior management team, including our President and Chief Executive Officer, who joined us in June 2018, have worked together for only a relatively short period of time and it may be difficult to evaluate their effectiveness, on an individual or collective basis, and ability to address future challenges to our business.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of PALFORZIA, an important element of our strategy is to expand our product portfolio by identifying, developing and commercializing additional therapies including additional therapies using our CODIT therapeutic approach, such as product candidates for the treatment of egg allergy and multi-nut allergy. We initiated enrollment of a phase 2 clinical trial of AR201 for egg allergy in August 2019. A key component of our CODIT approach is utilizing defined dosages of well-characterized food proteins in order to allow for gradual up dosing. This requires manufacturing stable and standardized drug product, which, for naturally occurring food-based drug products, can be complex and difficult especially in low doses. Other than PALFORZIA, none of our product candidates have been tested in human clinical trials. In addition, we intend to evaluate third-party product candidates and technologies for the treatment of food allergies separately as well as in combination with any of our CODIT product candidates. Our efforts to develop, acquire or in-license product candidates may be unsuccessful for many reasons, including:

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

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing PALFORZIA.

Our existing and any future collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize PALFORZIA and potential additional product candidates.

In October 2017, we entered into a clinical collaboration agreement with Regeneron Ireland Unlimited Company and Sanofi Biotechnology SAS to study PALFORZIA with adjunctive dupilumab in peanut-allergic patients in a phase 2 trial sponsored by Regeneron, which was initiated in October 2018. In the future we may seek additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of PALFORZIA and other product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. We face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may also not be successful in our efforts to establish and implement collaborations or other alternative arrangements that we have entered into or that we may choose to enter into in the future. The terms of any such collaborations or other arrangements may also not be favorable to us.

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

If we obtain approval to commercialize PALFORZIA, AR201 or any of our other product candidates outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

We submitted our PALFORZIA MAA to the EMA in June 2019. If we or a collaborator seek to commercialize PALFORZIA, AR201 or any of our other product candidates outside the United States, we expect that we will be subject to additional risks related to entering into these international markets or business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;
•	different approaches by reimbursement agencies regarding the assessment of the cost effectiveness of PALFORZIA, AR201 or any of our other product candidates;
•	differing U.S. and foreign drug import and export rules;
•	reduced protection for intellectual property rights in certain foreign countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	different reimbursement systems for food allergy medications and for clinicians treating food allergy patients;
•	different data privacy regulations, especially in the European Union;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	potential liability resulting from activities conducted on our behalf by distributors or other vendors we engage; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, which is commonly referred to as Brexit. In March 2017, the U.K. government delivered to the European Council notice of its intention to leave the European Union. In the absence of an executed withdrawal agreement with the European Union, the effective date of the United Kingdom’s withdrawal from the European Union will, unless extended by the European Council in agreement with the United Kingdom, be January 31, 2020.  There are many ways in which our business could be affected by this event, only some of which we can identify at this time. The negotiation of the withdrawal agreement has been, to date, a lengthy and contentious process, and we do not, as at the date of this Quarterly Report, have certainty as to the terms of the United Kingdom’s future relationship with the European Union. Indeed, the negotiations may, ultimately, be unsuccessful and the United Kingdom may not reach agreement with the European Union on the future terms of the United Kingdom’s relationship with the European Union. If no agreement is reached, there will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets as well as on the regulatory process in Europe. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.

We submitted our PALFORZIA MAA to the EMA in June 2019 and we have ongoing business in the United Kingdom and the European Union, including employees in the United Kingdom. Further, our ARTEMIS study was conducted solely in Europe. Our MAA for PALFORZIA was filed and any other product candidate that we may file in the future must be filed by an entity located in a European Union member nation. While we are already in the process of establishing a network of subsidiary undertakings in continental Europe and  that our MAA for PALFORZIA has been filed by our subsidiary, Aimmune Therapeutics Netherlands B.V., we may face new regulatory costs and challenges that could have a material adverse effect on our operations. In addition, the lack of clarity about future United Kingdom laws and regulations, as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, includes regulations related to clinical trials, marketing authorization for drug products, intellectual property rights and employment and labor matters. A lack of clarity in these areas, which are central to the development of our product candidates in the United Kingdom and the European Union and our ongoing business activities in the United Kingdom, may cause operational and strategic uncertainty for us as we consider the timing of and requirements for approval in the United Kingdom for PALFORZIA and the effect of a potential withdrawal on our employees located in the United Kingdom, including those employees who are non-UK citizens and whose rights to live and work in the UK may change following Brexit.

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

Furthermore, our contract manufacturer and integral parties in our supply chain, are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. In particular, our manufacturing facility for PALFORZIA is located in Florida, which has historically and very recently experienced severe hurricanes. In addition, the source material for PALFORZIA is a specific type of peanut flour that is grown and processed in Georgia, which has historically experienced tornadoes and hurricanes. If hurricanes or other natural disasters were to affect our contract manufacturer or our supply chain, it could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

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

In addition to the development of PALFORZIA and AR201, we are pursuing development of our additional product candidates. Our current development programs for such additional product candidates are in the pre-clinical formulation and process development phase and may not result in product candidates we can advance to the clinical development phase. None of our other potential product candidates have commenced clinical trials, and there are a number of FDA and foreign regulatory requirements that we must satisfy before we can commence these clinical trials. Satisfaction of these requirements will entail substantial time, effort and financial resources, and we may never satisfy these requirements In addition, we are exploring and expect to continue to explore activities to support filing of an IND for a product candidate for the treatment of multi-nut allergy. Any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of PALFORZIA and AR201, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. Even if we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or the foreign regulatory authorities.

Risks Related to Government Regulation

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of PALFORZIA, AR201 or any additional product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of biologics are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country.

Neither we nor any future collaboration partner will be permitted to market PALFORZIA, AR201 or any additional product candidate in the United States until we receive approval of a BLA from the FDA, and we will not be permitted to market PALFORZIA in other countries until similar regulatory approvals are obtained in those countries. We have submitted our

PALFORZIA BLA but have not yet obtained regulatory approval for PALFORZIA anywhere in the world and may not be able to do so until we complete additional clinical trials. Obtaining regulatory approval of a BLA in the United States and similar applications in other countries can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

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

Regulatory approval of a BLA or equivalent application in other territories is not guaranteed, and the approval process is expensive and may take several years. The FDA and foreign regulatory authorities also have substantial discretion in the approval process, we may be required to expend additional time and resources to obtain an approval, if any, and any approval we may seek may be delayed or prevented. For example, the FDA or other regulatory authorities may require us to conduct additional clinical trials for PALFORZIA either prior to or post-approval, such as additional trials in specific patient subpopulations or to establish a larger safety database of patients who have been administered PALFORZIA. The FDA or other regulatory authority may also object to elements of our clinical development program. Despite the time and expense exerted, failure can occur at any stage.

Regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to, the following:

•	a product candidate may not be deemed safe, pure, potent, or effective for its intended uses;
•	the characterization of the active pharmaceutical ingredient and the data to demonstrate adequate control of the manufacturing process may be deemed insufficient;
•	regulatory officials may not find the data from nonclinical studies and clinical trials sufficient;
•	the regulatory authorities might not approve our third-party manufacturers’ processes or facilities; or
•	the regulatory authorities may change its approval policies or adopt new regulations.

If PALFORZIA, AR201 or any additional product candidate fails to demonstrate safety and efficacy in clinical trials or does not gain regulatory approval, our business and results of operations will be materially and adversely harmed. Additionally, if the FDA or other regulatory authorities require that we conduct additional clinical trials, place limitations on PALFORZIA in our label (including any “black box” warning, delay approval to market PALFORZIA or limit the use of PALFORZIA, our business and results of operations may be harmed.

Neither a Fast-Track designation nor a Breakthrough Therapy designation by the FDA may actually lead to a faster development or regulatory review or approval process.

Even though we have received Fast-Track designation for PALFORZIA for oral immunotherapy of peanut sensitive adults and children and Breakthrough Therapy designation for PALFORZIA for oral immunotherapy of peanut sensitive children and adolescents (ages 4-17), we may not experience a faster development process, review or approval compared to conventional FDA procedures. Both the Fast-Track designation and the Breakthrough Therapy designation support expedited review of new drugs and biologics. However, the FDA has determined that PALFORZIA, as an allergenic product candidate, is exempt from PDUFA, and has informed us that the BLA will be reviewed under a twelve-month target review period, as measured from the January 2019 start date. Moreover, the review period for PDUFA-exempt applications is subject to uncertainty, and, as a result, the FDA may take longer than twelve months to review the BLA for PALFORZIA.

Even if we receive regulatory approval for PALFORZIA, AR201 or any additional product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, any product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Even if a drug is approved, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance.

If PALFORZIA is approved it will be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-marketing information, including both federal and state requirements in the United States and the requirements of the regulatory agencies in other countries. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive regulatory requirements, including ensuring that quality control and manufacturing procedures conform to current cGMP requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, quality control, and quality assurance. We will also be required to report certain adverse reactions and production problems, if any, to regulatory authorities, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have regulatory approval.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from PALFORZIA. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenues from the sale of PALFORZIA our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security. Our actual or perceived failure to comply with such obligations could harm our business.

The regulatory environment surrounding information security, confidentiality and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws both generally and specifically in relation to protected health information, including the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and related laws, and European laws and regulations, including the General Data Protection Regulation, or GDPR, and the e-Privacy Directive (2002/58/EC), soon to be replaced by an e-Privacy Regulation, and the EU national laws implementing or supplementing the GDPR or e-Privacy Directive, as well as upcoming US laws such as the California Consumer Privacy Act. Compliance with these data privacy and security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk, particularly given uncertainty that sometimes exists surrounding how to comply, that we may be subject to fines and penalties, regulatory investigations, litigation and reputational harm, which could materially and adversely affect our clinical trials, business, financial condition and operations.

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

Unless a withdrawal agreement and political declaration or another agreement is agreed to and approved by the EU and the UK prior to January 31, 2020, or the Exit Date, the UK will become a third party on the Exit Date and standard contractual clauses approved by the European Commission or other safeguards will need to be put in place to facilitate data transfers from the EU/EEA to the UK. Any proposed deal that is agreed and approved prior to January 31, 2020, could provide that GDPR will continue to apply during the transition period,) meaning that data transfers from the EU / EEA to the UK can continue in the same manner until the end of the transition period (upon which compliant data transfer solutions will need to be put in place in regard to transfers from the EU / EEA to the UK). Any changes introduced by Brexit may require us to find alternative solutions for the compliant transfer of personal data into (and possibly from) the UK.

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

We are also subject to a wide variety of other laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as worker classification, labor and employment, anti-discrimination, whistleblowing and worker confidentiality obligations, product liability, intellectual property, taxation, privacy, data security and competition, are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.  For example, in the United States, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

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

If approved, PALFORZIA, AR201 or any additional products may cause or contribute to adverse medical events that we are required to report to regulatory authorities and if we fail to do so we could be subject to sanctions that would materially harm our business.

Some participants in our clinical trials have reported adverse effects after being treated with PALFORZIA. For example, in our PALISADE clinical trial, of patients ages 4-17, 12.4% of patients from the PALFORZIA treatment arm and 2.4% of patients from the placebo-treatment arm discontinued due to investigator-reported adverse events. Additionally, eight PALFORZIA-treated patients in the PALISADE trial experienced a total of ten severe adverse events, and four of these patients discontinued treatment. If we are successful in completing the development of, obtaining approval for, and commercializing PALFORZIA, AR201 or any other products, FDA and foreign regulatory authority regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of additional products.

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

Our failure to obtain regulatory approvals in foreign jurisdictions for PALFORZIA would prevent us from marketing PALFORZIA internationally.

In order to market any product in the European Economic Area, or EEA (which is composed of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a MAA. Before granting the MAA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. We submitted our PALFORZIA MAA to the EMA in June 2019.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken, as well as the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has also been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Risks Related to Intellectual Property

If we are unable to obtain and maintain adequate intellectual property protection for PALFORZIA, AR201 or any additional product candidates, we may not be able to compete effectively in our market.

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for PALFORZIA and any additional product candidates. We intend to rely upon a combination of patents, trademarks, trade secrets and confidentiality agreements to protect our product candidates. Evaluating the strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and, as a result, the patent position of biopharmaceutical companies can generally be highly uncertain. Further, any disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. Though we currently own three issued patents in the United States covering certain of our manufacturing methods and the formulation for PALFORZIA, we do not anticipate that we will be able to obtain a composition of matter patent over the active pharmaceutical ingredient in PALFORZIA, AR201 or for any other product candidates that are based on widely or readily available food products. We have filed additional patent applications that relate to the manufacture, formulation, use and other aspects of PALFORZIA and certain of our other product candidates. We cannot assure our stockholders that these applications will result in any additional issued patents in the U.S. or foreign countries. Even if any such additional patents issue, we cannot assure our stockholders that they or any other patents we obtain will include any claims with a scope sufficient to protect PALFORZIA, AR201 or any other additional product candidate or otherwise provide us with meaningful protection or competitive advantage.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States.  Similarly, laws of the United States may not protect our rights to the same extent as the laws of foreign countries.   Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed as a regular, non-provisional application. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. If we encounter delays in our clinical trials or other delays during the regulatory approval process, even if we obtain patents covering PALFORZIA, AR201 or other product candidates, the period of time during which we could exclusively market PALFORZIA, AR201 or such other product candidates under such patents would be reduced, even if we are able to obtain an extension of patent term due to regulatory delay. As a result, any patents we obtain may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to PALFORZIA, AR201 or our other product candidates, including generic versions of such products.

The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity or enforceability, and therefore, to the extent that we acquire patent protection with respect to PALFORZIA, AR201 or other product candidates, third parties may still challenge our patents in the courts or patent offices in the United States and abroad. Any issued patents we obtain could be narrowed, invalidated, held unenforceable or circumvented, any of which could limit our ability to prevent competitors and other third parties from developing and marketing the same or similar products or limit the length of terms of patent protection we may obtain for our product candidates. Competitors or other third parties may also claim that they invented the inventions claimed in our patent applications, or any patents that may issue in the future, prior to us, or may file patent applications before we do. Further, our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets. Our competitors might commercialize products in countries where we do not have patent rights. Such challenges may also result in our inability to manufacture or commercialize our products, including PALFORZIA and AR201, without infringing third-party patent rights. If the breadth or strength of protection provided by any patents we obtain with respect to PALFORZIA, AR201 or any additional product candidates is successfully challenged, then our ability to commercialize PALFORZIA, AR201 or any additional product candidates could be negatively affected, and we may face unexpected competition that could have a material adverse impact on our business.

Even if they are unchallenged, any patents issuing from our pending patent applications may not adequately protect our intellectual property or prevent others from designing around our claims to circumvent those patents by developing similar or alternative technologies or products in a non-infringing manner. For example, a third party may develop a competitive product that provides benefits similar to PALFORZIA, AR201 or an additional product candidate but falls outside the scope of our patent protection. If the patent protection covering our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business.

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

We may become subject to claims alleging infringement of third-party patents or proprietary rights, the outcome of which could result in delay or prevent the development and commercialization of PALFORZIA, AR201 or any additional product candidates or otherwise prevent us from competing effectively in our market.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. Third parties, including our competitors, may initiate legal proceedings against us or our collaborators alleging that we are infringing or otherwise violating their patent or other intellectual property rights. Given the significant number of patents in our field of technology, we cannot assure our stockholders that PALFORZIA, AR201 or any additional product candidates we develop will not infringe existing patents or patents that may be granted in the future. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, or even after issuance, there may be applications now pending of which we are unaware that may later result in issued patents that may be infringed by the manufacture, use or sale of PALFORZIA, AR201 or any additional product candidates. If a patent holder believes PALFORZIA, AR201 or any of our product candidates infringes on its patent, the patent holder may sue us even if we have received patent protection for our technology.

If a patent infringement suit were brought against us or any of our collaborators, we or they could be forced to stop or delay the research, development, manufacturing or sales of PALFORZIA, AR201 or the product candidate that is the subject of the suit. Defending any such claims would cause us to incur substantial expenses of financial and other resources and, if unsuccessful, we could be forced to pay substantial damages, including treble damages and attorney’s fees if we are found to have willfully infringed a third-party patent. Furthermore, we may be required to indemnify our collaborators against such claims. Similarly, laws of the United States may not protect our rights to the same extent as the laws of foreign countries.

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

The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render any patents we obtain invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to patents we may obtain, but that could nevertheless be determined to render such patents invalid. An adverse result in any litigation or other proceeding to defend or enforce any patents we may obtain could put one or more of such patents at risk of being invalidated, held unenforceable, or interpreted narrowly. If a defendant were to prevail on a legal assertion of invalidity or unenforceability of any patents we obtain covering PALFORZIA, AR201 or additional product candidates, we would lose at least part, and perhaps all, of any patent protection covering such product candidate, which would materially impair our competitive position.

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

Filing, prosecuting and defending patents on PALFORZIA, AR201 or any of our product candidates in all countries throughout the world would be prohibitively expensive. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The requirements for patentability differ, in varying degrees, from country to country. The legal systems of some countries, particularly developing countries, do or may not favor the enforcement of patent and other intellectual property rights, especially those relating to life sciences. This could make it difficult for us to stop the infringement of any patents we obtain or the misappropriation of our other intellectual property rights. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

Proceedings to enforce our patent rights in foreign jurisdictions, regardless of whether successful, would result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market PALFORZIA, AR201 or any additional products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our products in all of our expected significant foreign markets.

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

The trading price of our common stock has been highly volatile and could be subject to wide fluctuations in response to various factors, including the following:

•	results of, or delays in, our clinical trials;
•	delays in our product development timelines;
•	the number, size and type of additional clinical trials or studies that we choose to conduct or the FDA requires us to complete for PALFORZIA and the cost and time of such trials and studies;
•

regulatory approval or our receipt of a complete response letter to PALFORZIA, AR201 and our other product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	severe adverse events in our trials, in any clinical trials with PALFORZIA sponsored by collaborators or in our competitors’ trials as a result of exposure to the peanut allergen;
•	announcements concerning our competitors or the pharmaceutical industry in general;
•	therapeutic innovations or new products developed by us or our competitors;
•	adverse actions taken by regulatory authorities with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	changes or developments in laws or regulations applicable to PALFORZIA, AR201 and our other product candidates;
•	any changes to our relationship with any manufacturers or suppliers;
•	the success or failure of our efforts to acquire, license or develop additional product candidates;
•	any intellectual property infringement actions in which we may become involved;
•	achievement of expected product sales and profitability;
•	manufacturing, supply or distribution delays or shortages;
•	acquisitions or significant partnerships by us or our competitors;
•	actual or anticipated fluctuations in our operating results;
•	changes in financial estimates or recommendations by securities analysts;
•	failure to meet financial projections that we or the investment community may provide;
•	trading volume of our common stock;
•	an inability to obtain additional funding;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•	general economic and market conditions and overall fluctuations in the United States equity markets; and
•	additions or departures of any of our key scientific or management personnel.

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

As of September 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 56% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

None.

c)	Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

a)	Exhibits
			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated January 20, 2015, by and among Aimmune Therapeutics, Inc. and the investors listed therein.	S-1	7/6/2015	10.1

4.4	Amended and Restated Registration Rights Agreement, dated November 11, 2018, by and between the Company and Nestle Health Science US Holdings, Inc.	10-K	2/28/2019	4.4

4.5	Amended and Restated Standstill Agreement, dated November 11, 2018, by and between the Company and Nestle Health Science US Holdings, Inc.	10-K	2/28/2019	4.5

10.1(a)#	2015 Equity Incentive Annual Plan.	S-8	8/11/2015	99.2(a)

10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(b)

10.1(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(c)

10.3#	Aimmune Therapeutics, Inc. Employee Stock Purchase Plan.	S-8	8/11/2015	99.3

10.3#	Non-Employee Director Compensation Program.	10-K	2/28/2019	10.18

10.4#	Aimmune Therapeutics, Inc. Corporate Bonus Plan.	8-K	2/25/2016	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates management contract or compensatory plan.
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

Aimmune Therapeutics, Inc.

Date: November 6, 2019	By:	/s/ Jayson Dallas
Jayson Dallas, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Aimmune Therapeutics, Inc.

Date: November 6, 2019	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(Principal Financial and Accounting Officer)