Form 10-K
period 2019-12-31
Aimmune Therapeutics, Inc.
filed 2020-02-27
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-37519

AIMMUNE THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	45-2748244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Marina Blvd Suite #300

Brisbane, CA 94005

(Address of principal executive offices)

(650) 614-5220

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	AIMT	The Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price of shares of common stock on The Nasdaq Stock Market on June 30, 2019 was $919,670,159.

The number of shares of Registrant’s Common Stock outstanding as of February 14, 2020 was 65,041,825.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders, scheduled to be held on May 27, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.  The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2019.

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

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company developing and commercializing treatments for potentially life-threatening food allergies. It is estimated that over 30 million people in the United States and Europe have a food allergy, with peanut allergy being the most prevalent and most commonly associated with severe outcomes and life-threatening events.

Patients with food allergies are typically counseled to practice strict dietary avoidance. When accidental exposure to food allergens invokes a serious allergic reaction, rescue therapies, such as antihistamines or injectable epinephrine, are the only recourse available.

Our main therapeutic approach, which we refer to as Characterized Oral Desensitized Immunology Therapy, or CODITTM, is designed to desensitize patients to food allergens and thereby reduce the risk of having an allergic reaction upon accidental exposure or reduce symptom severity should an allergic reaction occur. As a result, we believe CODIT could contribute to reducing the burden and anxiety experienced by food-allergic patients and their families.

PALFORZIATM (Peanut (Arachis hypogaea) Allergen Powder-dnfp) (formerly AR101) is our lead internally developed product utilizing CODIT and was approved by the FDA for marketing and sale in the United States in January 2020.  PALFORZIA is indicated for the mitigation of allergic reactions, including anaphylaxis, that may occur with accidental exposure to peanut. PALFORZIA is approved for use in patients with a confirmed diagnosis of peanut allergy. Initial dose escalation may be administered to patients aged 4 through 17 years. Up-dosing and maintenance may be continued in patients 4 years of age and older. PALFORZIA is to be used in conjunction with a peanut-avoidant diet. We are currently commercializing PALFORZIA in the United States through a specialty sales force of approximately 80 Practice Account Managers targeting practicing allergists.

In addition to the approved indication, we are evaluating PALFORZIA for use in young children aged one to less than four years old in a randomized, double-blind, placebo controlled multinational Phase 3 trial called POSEIDON. We expect to complete enrolment of this trial in the second half of 2020. We also submitted a Marketing Authorization Application, or MAA, for PALFORZIA with the European Medicines Agency, or EMA, in June 2019 and the application is currently under review. We expect the EMA to issue a decision on the application in the fourth quarter of 2020.

We are developing additional CODIT product candidates beyond peanut allergy. In August 2019, we commenced a Phase 2 clinical trial in subjects with hen egg allergy for our product candidate, AR201, which we expect to be complete in the first half of 2021. We are also exploring a product candidate designed to treat multi-nut allergy, including walnut allergy.

In February 2020, we in-licensed AIMab7195 (formerly XmAb7195) from Xencor, Inc., or Xencor. Initially, AIMab7195 will be developed as an adjunctive treatment with our existing CODIT pipeline assets, including PALFORZIA, to explore treatment outcomes, including the potential path to remission, in patients with food allergies. AIMab7195 is designed to mediate the suppression of IgE and IgE-producing cells and originally was developed for the treatment of allergic asthma.

We maintain worldwide commercial rights to PALFORZIA and all of our product candidates. If approved in the European Union, or EU, and the United Kingdom, we currently intend to commercialize PALFORZIA in Europe by developing a specialty sales force targeting allergy-focused clinicians in major European markets, beginning with Germany.

Our Strategy

Our goal is to build a biopharmaceutical company that develops and commercializes proprietary therapies to improve the lives of food-allergic patients and their families. We intend to achieve this goal by pursuing the following key strategic objectives:

•

Commercialize PALFORZIA in the United States for the treatment of peanut allergy:  We recently commenced marketing activities for PALFORZIA in the United States through a specialty field force of approximately 80 Practice Account Managers targeting a subset of the approximately 5,000 practicing allergists in the United States.

•

Commercialize PALFORZIA in Europe through our own specialty field force: We own worldwide commercial rights to PALFORZIA and all of our product candidates. If PALFORZIA is approved by the EMA and Swissmedic for the treatment of peanut allergy, we intend to commercialize it by developing a specialty field force targeting allergy-focused clinicians in the major European markets. We anticipate that this field force could also support the commercialization of additional CODIT product candidates, if approved.

•

Expand the PALFORZIA label: We are conducting a Phase 3 clinical trial for young children aged one to less than four years old. We expect to complete enrolment of this trial in the second half of 2020. If the trial is successful, we intend to submit the results to the FDA under a sBLA with the goal to extend the approved label to this age group.

•

Leverage the CODIT system to develop additional proprietary product candidates for the treatment of food allergies: Leveraging the expertise we have gained developing PALFORZIA, we are currently evaluating AR201 as a treatment for egg allergy in a randomized Phase 2 clinical trial in subjects with hen egg allergy and expect to complete this trial in the first half of 2021.

•

Develop new modalities to treat food allergies:  We are motivated to advance the field of food allergy by exploring other treatment modalities beyond our CODIT system. For example, we are exploring the adjunctive use of monoclonal antibodies in combination with PALFORZIA through the development of proprietary drug candidates, such as AIMab7195, as well as through collaborations with other pharmaceutical and biotechnology companies.

PALFORZIA Program Overview

Peanut allergy is a life-threatening disease. Based on a 2014 study published in the Journal of Allergy and Clinical Immunology, 40% to 50% of the people with peanut allergy in the United States are sensitive to an exposure of 100 mg or less of peanut protein, the equivalent of less than half of a peanut kernel (one peanut kernel typically contains approximately 250 mg to 300 mg of peanut protein). In addition, people with peanut allergy are often sensitive to as little as 10 mg of peanut protein. Strict dietary avoidance is hard to achieve and accidental exposure to food allergens is common, resulting in approximately 200,000 emergency room visits per year in the United States. The burden and anxiety for patients and their families is significant and a highly motivating force in seeking out therapy. There is a particularly high unmet need in young children who spend a significant portion of their day away at school where parental control is diminished and in adolescents who face peer pressure from their friends and classmates and may begin to engage in risk-taking behaviors.

Allergists have long used immunotherapy approaches to successfully treat patients with environmental allergies. Published studies have shown oral immunotherapy, or OIT, to be a potentially promising approach to desensitizing patients with peanut, milk, egg, tree nut and other food allergies. This approach involves a dose escalation phase in which the food allergen is gradually introduced orally to reduce the immune response to that allergen.  After reaching a target dose, daily ingestion of the allergen at a fixed therapeutic dose continues immunomodulation. With CODIT, we are the first company to develop an OIT-based therapeutic approach to treat food allergies that has undergone the rigorous development required by the FDA for other approved pharmaceuticals. We believe that our first product developed with our CODIT approach, PALFORZIA, has the potential to fulfill the need for a consistent and scalable OIT-based approach to peanut allergy.

Clinical Trial Results

Clinical Trial Results Included in PALFORZIA U.S. Approved Package Insert

The efficacy of PALFORZIA for the mitigation of allergic reactions, including anaphylaxis, in patients with peanut allergy was investigated in PALISADE. PALISADE was a Phase 3, randomized, double-blind, placebo-controlled study of the efficacy and safety of PALFORZIA in patients with peanut allergy aged 4 through 55 years in the United States, Canada, and Europe. The primary analysis population consisted of 496 subjects (PALFORZIA, N = 372; placebo, N = 124) aged 4 through 17 years in the intent-to-treat, or ITT, population who received at least one dose of study treatment. After an initial dose escalation ranging from 0.5 mg to 6 mg on day 1 and confirmation of tolerability of the 3 mg dose on day 2, subjects underwent up-dosing for 20 to 40 weeks starting at 3 mg until the 300 mg dose was reached. The up-dosing period varied for each subject depending on how the dose was tolerated. Subjects then underwent 24 to 28 weeks of maintenance immunotherapy with 300 mg PALFORZIA until the end of the study. At the end of the maintenance period, subjects completed an exit double-blind, placebo-controlled food challenge, or DBPCFC, to approximate an accidental exposure to peanut and to assess their ability to tolerate increasing amounts of peanut protein with no more than mild allergic symptoms. The primary efficacy endpoint was the percentage of subjects tolerating a single dose of 600 mg peanut protein in the exit DBPCFC with no more than mild allergic symptoms after six months of maintenance treatment. The primary efficacy endpoint was considered met if the lower bound of the 95% confidence interval, or CI, for the difference in response rates between the treatment and the placebo groups was greater than the prespecified margin of 15%. Key secondary endpoints included the comparisons of the response rates after single doses of 300 mg and 1000 mg peanut protein as well as a comparison of the maximum severity of symptoms at any challenge dose of peanut protein during the exit DBPCFC. The key secondary endpoints were to be evaluated for statistical significance (two-sided p < 0.05) only if the primary endpoint and all the preceding tests in the hierarchy were statistically significant in favor of PALFORZIA. Response rates at the exit DBPCFC for the ITT population are shown in Table 1. The maximum severity of symptoms at any challenge is shown in Table 2.

Table 1: Response Rates at the Exit DBPCFC in PALISADE (ITT Population, 4 through 17 Years)

Peanut challenge dose, single dose	300 mg [1]	600 mg [2]	1000 mg [1]
PALFORZIA (N = 372)	76.6%	67.2%	50.3%
Placebo (N = 124)	8.1%	4.0%	2.4%
Treatment difference (95% CI)	68.5% (58.6%, 78.5%)	63.2% (53.0%, 73.3%)	47.8% (38.0%, 57.7%)
P-value	< 0.0001	< 0.0001	< 0.0001

Subjects without an exit DBPCFC were counted as non-responders.

[1] Secondary endpoint was considered met if the Farrington-Manning test for a non-zero treatment difference was significant at the two-sided 0.05 level.

[2] The primary efficacy endpoint was considered met if the lower bound of the Farrington-Manning 95% CI was greater than the prespecified margin of 15 percentage points.

CI, confidence interval, DBPCFC, double-blind, placebo-controlled food challenge; ITT, intent-to-treat.

The completer population consisted of all subjects aged 4 through 17 years in the ITT population who stayed on treatment and had an evaluable exit DBPCFC (296 PALFORZIA, 116 placebo). In the completer population, the proportion of subjects who tolerated single highest doses of 300 mg, 600 mg, and 1000 mg with no more than mild symptoms at the exit DBPCFC were 96.3%, 84.5%, and 63.2%, respectively for PALFORZIA-treated subjects compared with 8.6%, 4.3%, and 2.6% for placebo-treated subjects.

Table 2: Maximum Severity of Symptoms at Any Challenge Dose During the Exit DBPCFC

(ITT Population, 4 through 17 Years)

Symptom Severity	PALFORZIA N = 372	Placebo N = 124
None	37.6%	2.4%
Mild	32.0%	28.2%
Moderate	25.3%	58.9%
Severe [1]	5.1%	10.5%

Subjects without an exit DBPCFC were assigned the maximum severity during the screening DBPCFC, which equates to no change from screening.

P-value < 0.0001; treatment difference was tested using the Cochran-Mantel-Haenszel statistic (with equally spaced scores) stratified by geographic region (North America, Europe).

[1] Includes severe symptoms and life-threatening or fatal reactions. No subjects had symptoms considered life-threatening or fatal.

DBPCFC, double-blind, placebo-controlled food challenge; ITT, intent-to-treat.

Because clinical trials are conducted under widely varying conditions, adverse reaction rates observed in clinical trials of a drug cannot be directly compared with the adverse reaction rates in clinical trials of another drug and may not reflect the rates observed in practice. The clinical data for PALFORZIA reflect exposure in 709 peanut-allergic subjects enrolled in two Phase 3, double-blind, placebo-controlled trials (PALISADE and RAMSES), and in long-term, open-label, follow-on studies. In PALISADE, subjects were up-dosed for 20 to 40 weeks followed by maintenance dosing for 24 to 28 weeks. In RAMSES, subjects were up-dosed for 20 to 40 weeks up to a 300 mg daily dose with no extended maintenance dosing. In these studies, subjects recorded adverse reactions daily in an electronic diary card throughout the study duration.  PALISADE (NCT02635776) was a randomized, double-blind, placebo-controlled efficacy and safety study conducted in the United States, Canada, and Europe evaluating PALFORZIA versus placebo in 555 subjects aged 4 through 55 years with peanut allergy. Subjects were required to have serum IgE to peanut ≥ 0.35 kUA/L within 12 months before study entry and/or a mean wheal diameter on skin-prick test to peanut ≥ 3 mm greater than the negative control. The primary analysis population was aged 4 through 17 years, 78% white and 57% male. At study entry, subjects reacted at 100 mg or less of peanut protein in a double-blind, placebo-controlled food challenge (DBPCFC). The primary analysis was conducted in 496 subjects aged 4 through 17 years (PALFORZIA, N = 372; placebo, N = 124). Of the subjects aged 4 through 17 years treated with PALFORZIA, 72% had a medical history of anaphylactic reactions to peanut, 66% reported multiple food allergies, 63% had a medical history of atopic dermatitis, and 53% had a present or previous diagnosis of asthma. Subjects with severe persistent or uncontrolled asthma were excluded.  RAMSES was a randomized, double-blind, placebo-controlled safety study conducted in the United States and Canada evaluating PALFORZIA versus placebo in 506 subjects aged 4 through 17 years with peanut allergy. Subjects were required to have a clinical history of peanut allergy including onset of characteristic allergic signs and symptoms within 2 hours of known oral exposure to peanut, serum IgE to peanut of ≥ 14 kUA/L and a mean wheal diameter on skin prick test  ≥ 8 mm greater than the negative control at screening. Subjects were not required to complete a DBPCFC for study entry. The study duration was approximately 6 months and compared the safety and tolerability of PALFORZIA (N = 337) with placebo (N = 168). Most subjects were male (63%) and white (79%). Of the subjects treated with PALFORZIA, 60.5% had a medical history of anaphylactic reactions, 65.0% reported multiple food allergies, 57.9% had a medical history of atopic dermatitis, and 52.2% had a present or previous diagnosis of asthma. Subjects with severe persistent or uncontrolled asthma were excluded. Across these two Phase 3, double-blind, placebo-controlled, randomized clinical studies, the most common adverse reactions in subjects treated with

PALFORZIA (incidence ≥ 5% and at least 5 percentage points greater than in subjects treated with placebo) were gastrointestinal, respiratory, and skin symptoms commonly associated with allergic reactions, as shown in Table 3.

Table 3: Treatment-Emergent Adverse Reactions in ≥ 5% of PALFORZIA-Treated Subjects and ≥ 5% Percentage Points Greater Than Placebo-Treated Subjects in any Dosing Phase (Aged 4 through 17 Years)

System Organ Class / Preferred Term [2]	Study 1 & Study 2 IDE PALFORZIA (N = 709)	Study 1 & Study 2 IDE Placebo (N = 292)	Study 1 & Study 2 Up- Dosing PALFORZIA (N = 693)	Study 1 & Study 2 Up- Dosing Placebo (N = 289)	Study 1 [1] 300 mg PALFORZIA (N = 310)	Study 1 [1] 300 mg Placebo (N = 118)
Gastrointestinal disorders
Abdominal pain [3]	185 (26.1%)	24 (8.2%)	465 (67.1%)	100 (34.6%)	90 (29.0%)	20 (16.9%)
Vomiting	22 (3.1%)	2 (0.7%)	253 (36.5%)	47 (16.3%)	50 (16.1%)	14 (11.9%)
Nausea	60 (8.5%)	2 (0.7%)	224 (32.3%)	41 (14.2%)	45 (14.5%)	8 (6.8%)
Oral pruritus [4]	62 (8.7%)	9 (3.1%)	216 (31.2%)	30 (10.4%)	51 (16.5%)	7 (5.9%)
Oral paresthesia	13 (1.8%)	7 (2.4%)	94 (13.6%)	11 (3.8%)	23 (7.4%)	2 (1.7%)
Respiratory, thoracic, and mediastinal disorders
Throat irritation	66 (9.3%)	15 (5.1%)	279 (40.3%)	49 (17.0%)	43 (13.9%)	11 (9.3%)
Cough	18 (2.5%)	1 (0.3%)	221 (31.9%)	68 (23.5%)	61 (19.7%)	22 (18.6%)
Rhinorrhea	9 (1.3%)	4 (1.4%)	145 (20.9%)	50 (17.3%)	46 (14.8%)	9 (7.6%)
Sneezing	24 (3.4%)	8 (2.7%)	140 (20.2%)	31 (10.7%)	33 (10.6%)	5 (4.2%)
Throat tightness	18 (2.5%)	3 (1.0%)	98 (14.1%)	8 (2.8%)	20 (6.5%)	0 (0.0%)
Wheezing	4 (0.6%)	0 (0.0%)	85 (12.3%)	21 (7.3%)	19 (6.1%)	10 (8.5%)
Dyspnea	2 (0.3%)	1 (0.3%)	53 (7.6%)	5 (1.7%)	17 (5.5%)	1 (0.8%)
Skin and subcutaneous tissue disorders
Pruritus	56 (7.9%)	16 (5.5%)	225 (32.5%)	59 (20.4%)	45 (14.5%)	14 (11.9%)
Urticaria	28 (3.9%)	10 (3.4%)	197 (28.4%)	54 (18.7%)	63 (20.3%)	17 (14.4%)
Immune system disorders
Anaphylactic reaction [5]	5 (0.7%)	1 (0.3%)	63 (9.1%)	10 (3.5%)	27 (8.7%)	2 (1.7%)
Ear and labyrinth disorders
Ear pruritus	5 (0.7%)	1 (0.3%)	41 (5.9%)	2 (0.7%)	7 (2.3%)	0 (0.0%)

At each level of summarization (any event, system organ class, or preferred term) subjects with more than 1 adverse reaction were counted only once within each study period.

[1] In Study 2, no adverse reactions ≥ 5% were reported in subjects following treatment with 300 mg PALFORZIA (N = 265).

[2] Adverse events were coded to system organ class and preferred term using the MedDRA, version 19.1.

[3] Includes preferred terms of abdominal pain, abdominal pain upper, and abdominal discomfort.

[4] Includes preferred terms of oral pruritus, tongue pruritis, and lip pruritus.

[5] The anaphylactic reaction preferred term includes systemic allergic reactions of any severity, of which severe anaphylaxis was reported in 4 PALFORZIA-treated subjects (0.6%) during up-dosing and 1 PALFORZIA-treated subject (0.3%) during maintenance.

IDE, initial dose escalation; MedDRA, Medical Dictionary for Regulatory Activities.

A total of 155 (21.9%) PALFORZIA-treated subjects and 19 (6.5%) placebo-treated subjects discontinued for any reason. Adverse reactions led to study discontinuation in 9.2% PALFORZIA-treated subjects and 1.7% placebo-treated subjects during initial dose escalation and up-dosing combined, and 1.0% PALFORZIA-treated subjects and no placebo-treated subjects during maintenance dosing in Study 1. Gastrointestinal reactions were the most common reason leading to discontinuation of study product during initial dose escalation and up-dosing combined (6.5% PALFORZIA, 1.0% placebo), followed by respiratory disorders (2.3% PALFORZIA, 1.0% placebo).

Additional Clinical Data Included in European MAA

In February 2018, we completed enrollment of 175 patients in our European Phase 3 efficacy trial designed with a higher efficacy bar of tolerating 1,000 mg of peanut protein in an exit food-challenge without anything more than mild, transient symptoms, which we refer to as the ARTEMIS (AR101 Trial in Europe Measuring Oral Immunotherapy Success) trial.  In June 2019, we announced positive results from ARTEMIS.  Efficacy results for the ITT group are summarized in Table 4 below:

Table 4: Response Rates at the Exit DBPCFC in ARTEMIS (ITT Population, 4 through 17 Years)

Peanut challenge dose, single dose	300 mg	600 mg	1000 mg
PALFORZIA (N = 132)	73.5%	68.2%	58.3%
Placebo (N = 43)	16.3%	9.3%	2.3%
Treatment difference (95% CI)	57.2% (41.2%, 69.1%)	58.9% (44.2%, 69.3%)	56.0% (44.1%, 65.2%)
P-value	< 0.0001	< 0.0001	< 0.0001

Subjects without an exit DBPCFC were counted as non-responders.

CI, confidence interval, DBPCFC, double-blind, placebo-controlled food challenge; ITT, intent-to-treat.

The safety profile observed in ARTEMIS was largely consistent with that seen in the PALISADE and RAMSES trials.  The results of the ARTEMIS trial were submitted to the EMA as part of the MAA for Europe.

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

Peanut allergy is one of the most common food allergies in the world, affecting more than 1.6 million children and teens in the United States alone. It can be a chronic and life-long condition, and reactions to peanut can range from mild to potentially life-threatening, with one in four peanut-allergic patients visiting emergency rooms each year due to accidental exposures.  Among children with food allergies in the United States, approximately 25% are allergic to peanuts, with other common food allergies being milk (21%), shellfish (17%), tree nut (13%, of which walnut represents 40%)) and egg (10%). We estimate that there are approximately three million people in the United States and three million people in Europe with peanut allergy, including over three million children. The prevalence of peanut allergy in children in the United States is estimated to have increased at a constant annual growth rate of approximately 10% between 1997 and 2008, and experts believe it has continued to rise since 2008.

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

Challenges in the Current Treatment and Management of Food Allergies

The most common practices to manage food allergies are strict avoidance of food allergens and emergency treatment of allergy symptoms in the event of an accidental exposure. These options have substantial limitations, and the burdens of practicing avoidance and stress caused by the limited availability of effective treatment options for accidental exposure can have a substantial negative impact on the quality of life of food-allergic patients and their families. For example, food-allergic patients and their caregivers often have difficulties managing their social and day-to-day lives and live with an ongoing fear of accidental exposure and anaphylaxis. One study found that children with peanut allergy reported a poorer quality of life than children with insulin-dependent diabetes mellitus. A separate study found that the parents of peanut-allergic children reported more disruption in their family’s lives than the parents of children with rheumatological disease.

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

•

Epicutaneous Desensitization: Involves the use of a patch that causes allergens to be absorbed by the skin. Clinical trials are ongoing to explore the potential viability of this approach and there is currently one product for the potential treatment of peanut allergy with a biologics license application, or BLA, under review by the FDA.

•

Oral Immunotherapy (OIT): Involves the oral consumption of increasing doses of a food-based product on a daily basis over a period of months. This approach has the potential to produce a high degree of desensitization, but adoption has been hampered by lack of standardization for products and protocols.

We believe the most effective form of desensitization therapy for food allergy is OIT. PALFORZIA, using OIT, is the first and only FDA-approved therapy for the mitigation of food allergy reactions.

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

Our Solution

Our CODIT approach for the treatment of food allergies leverages and improves upon the extensive independent scientific research supporting OIT. Based on our clinical development to date, including our Phase 3 PALISADE, RAMSES and ARTEMIS trials of PALFORZIA, we believe that our CODIT approach has the potential to be widely adopted by allergists and to appeal to patients and parents as a result of the following key anticipated attributes:

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

We believe that PALFORZIA and our other CODIT product candidates, if approved, have the potential to reduce the dangers posed to food-allergic patients, such as accidental exposures resulting in anaphylactic reactions, emergency room visits or hospitalization. We expect that this potential protection from accidental exposures will reduce the stress and anxiety of patients and their families and enable patients to live more normal lives.

Additional Food Allergy Research and Development

We intend to leverage the expertise we gained in the clinical development of PALFORZIA to advance additional CODIT candidates for a range of food allergy biotherapeutics to address high unmet need. We expect to leverage our expertise in the formulation and pharmaceutical development of biologic drug products from naturally available food protein to accomplish this goal. As with PALFORZIA, we expect this process to require the identification of key protein antigens and allergenic protein epitopes, the development of analytic methods, the creation of usable and stable formulations and the ability to manufacture supplies within strict pharmaceutical processes.

AR201 for Egg Allergy

Our egg CODIT product candidate, AR201, is designed for the treatment of egg allergy in pediatric and young adult patients. Egg allergy is one of the most common food allergies in infants and young children. Published studies indicate that egg allergy is prevalent in approximately 1% of young children but resolves by age 16 in nearly 70% of patients and is therefore significantly less prevalent in the adult population. Based on our epidemiological analysis, we estimate the prevalence for egg allergy in two key markets, the United States and the EU, to be approximately 1.5 million patients in the aggregate. Worldwide, we estimate that there are more than 6 million people with egg allergy, with a significant patient base in China and Japan, where egg is the most common food allergy. Allergists have observed that patients who have egg allergy that persist beyond childhood tend to be higher risk patients with more severe reactions, a population that is especially vulnerable to severe reactions in the case of accidental exposure. The ubiquity of egg in staple foods along with a lack of strict food labeling requirements make adherence to an avoidance diet especially difficult. Despite conscientious label reading, egg allergens can be present due to errors in food packaging and formulation as well as undisclosed ingredient substitutions.

These practical challenges along with the lack of proactive treatment represent a significant unmet need.

As a result, we believe there would be strong demand for an FDA-approved egg CODIT product candidate. We enrolled the first patient in a Phase 2 clinical trial in subjects with hen egg allergy in August 2019 and expect to complete the trial in the first half of 2021.

Other Research and Development Programs

We are exploring additional research and development programs evaluating the potential application of CODIT in other food allergies, including walnuts and other tree nuts and cow’s milk.

We believe that approximately 0.4% - 0.6% of the U.S. population is allergic to walnuts. In addition, a high proportion of people who are allergic to walnuts are also allergic to pecans and other tree nuts due to preserved homology in allergenic epitopes. Tree nut allergy was estimated to be prevalent in approximately 2.3 million, or approximately 1%, of people ages 1-55 in the United States in 2017.  Similar to the dynamic of peanut allergy, tree nuts can be difficult to avoid.  Strict avoidance, supported by first line defense medication, such as epinephrine, is the standard of care. We are currently exploring the feasibility of a multi-nut formulation to desensitize against several tree nut allergies and plan to meet with the FDA to discuss this program in the first half of 2020.

In February 2020, we completed the in-licensing of AIMab7195 (formerly XmAb7195) from Xencor. Initially, we intend to develop AIMab7195 as an adjunctive treatment with our existing CODIT pipeline assets, including PALFORZIA, to explore treatment outcomes, including the potential path to remission, in patients with food allergies. AIMab7195 is designed to mediate the suppression of IgE and IgE-producing cells and originally was developed for the treatment of allergic asthma. AIMab7195 is an anti-IgE monoclonal antibody with enhanced binding to the Fc gamma receptor IIb (FcγRIIb). IgE recognizes and interacts with allergens and, as a result, can activate immune cells, such as mast cells and basophils, that drive an allergic response in patients. AIMab7195 is designed to clear IgE rapidly from circulation, to prevent the production of IgE by preventing the activation of IgE-positive B cells, and to block IgE from interacting with its receptor on immune cells. AIMab7195 has been evaluated in two phase 1 studies that enrolled more than 100 healthy volunteers and patients with allergy and atopic disease. We will be solely responsible for costs related to the development of AIMab7195.

Collaborations

Regeneron

In October 2017, we entered into a clinical collaboration with Regeneron and its strategic alliance collaborator, Sanofi, to study PALFORZIA treatment with adjunctive dupilumab in peanut-allergic patients in a Phase 2 clinical trial. Regeneron initiated the Phase 2 clinical trial in October 2018.  The primary objective is to assess whether dupilumab, as adjunct to PALFORZIA, improves desensitization at the completion of up-dosing, defined as an increase in the proportion of participants who pass a DBPCFC at week 28 compared to placebo. The study also includes a proposed exploration of sustained remission after discontinuation of therapy in another DBPCFC. Sustained remission is achieved when, after a break in treatment, peanut-allergic patients are able to tolerate a defined amount of peanut protein with no more than mild allergic symptoms. Regeneron is sponsoring the clinical trial, and we will provide clinical supply of PALFORZIA and food challenge materials.

Nestlé Health Science

In November 2016, we entered into a two-year strategic collaboration with an affiliate of Nestlé Health Science US Holdings, Inc. for the advancement of food allergy therapeutics and issued and sold to Nestlé Health Science US Holdings, Inc. (together with its affiliate, Nestlé Health Science) 7,552,084 shares of common stock in a private placement at a price of $19.20 per share, which represented approximately 15.1% of our outstanding shares at the time of the transaction, for a total of $145.0 million. Subject to certain limited exceptions, Nestlé Health Science agreed to a two-year market standoff provision under which it agreed not to sell or transfer any of our common stock or other securities. Subject to certain limited exceptions, Nestlé Health Science also agreed to a two-year standstill agreement under which Nestlé Health Science agreed not to acquire us through any means. We agreed to register the resale of the shares that Nestlé Health Science purchased on a registration statement to be filed with the SEC upon the request of Nestlé Health Science, which cannot make the request prior to the 45th day preceding the end of the market standoff provision. The investment and the collaboration did not include any development milestones, product marketing rights or royalties.

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

The initial investment launched a two-year strategic collaboration, which was extended for an additional two years in November 2018, between us and Nestlé Health Science, the terms of which enable both parties to discuss our current and future oral immunotherapy development programs through a newly established pipeline forum. Nestlé Health Science will provide ongoing scientific, regulatory, and commercial expertise and advice to us through the pipeline forum. Any information disclosed in the collaboration will remain our confidential information, and any new ideas or inventions that arise that relate to our products will be our solely owned intellectual property. If we elect to seek a partner or collaborator for one of our oral immunotherapy development programs during the two-year term of the collaboration, Nestlé Health Science will have a three-month period to negotiate exclusively with us. During the term of the collaboration, and for so long as Nestlé Health Science holds not less than ten percent of our outstanding common stock, Nestlé Health Science will be entitled to designate one nominee to serve as a director on our Board of Directors. In November 2016, Greg Behar joined our Board of Directors on behalf of Nestlé Health Science. The strategic collaboration agreement contains a non-competition covenant pursuant to which Nestlé Health Science has agreed not to engage in certain activities relating to OIT for the treatment of food allergies.

In February 2020, we announced a $200.0 million equity investment by Nestle Health Science S.A. and the extension of their existing strategic collaboration designed to enable the development and commercialization of innovative food allergy therapies, which will terminate in November 2021

License Agreement with Xencor

In February 2020, we entered into a license agreement, or the License Agreement, with Xencor for the exclusive, worldwide, royalty-bearing license for the development, manufacture and commercialization of biopharmaceutical products containing or comprising the humanized monoclonal antibody AIMab7195 (formerly XmAb7195) or certain variants of AIMab7195, each of which is referred to as an AIMab7195 Product. Under the License Agreement, Xencor granted to us an exclusive, worldwide, royalty-bearing sublicensable license under certain patent rights and a non-exclusive, royalty-bearing sublicensable license under certain know-how rights to develop, manufacture, and commercialize AIMab7195 Products for the diagnosis, treatment, or prevention of human diseases and conditions.

In connection with the entry into the License Agreement, we will pay Xencor an upfront payment of $5.0 million, and we issued to Xencor 156,238 shares of Common Stock, pursuant to a Securities Issuance Agreement with Xencor, dated February 4, 2020.

Additionally, we are obligated to pay Xencor an aggregate of up to $380.0 million in milestone payments, which includes $17.0 million in development milestones, $53.0 million in regulatory milestones and $310.0 million in sales milestones, and to issue an additional number of shares of our Common Stock having an aggregate value of $5.0 million in connection with the achievement of the first development milestone with respect to an AIMab7195 Product. We will also pay a royalty to Xencor equal to a percentage of net sales of AIMab7195 Products in the high single-digit to mid-teen range.

The term of the License Agreement continues on a country-by-country and product-by-product basis until the expiration of our obligation to pay royalties with respect such product and country. We may terminate the License Agreement in its entirety without cause on sixty days’ prior written notice.  Xencor may terminate the License Agreement in its entirety if the we or our affiliates or sublicensees challenge the licensed patents.  Either party may terminate the License Agreement for the other party’s material breach that is not cured within a specified time period or for the other party’s bankruptcy or insolvency-related events. We will be solely responsible for costs related to the development of AIMab7195.

In connection with our entry into the License Agreement, we also agreed to assume Xencor’s rights and obligations under its license of the AIMab7195 cell line from Catalent Pharma Solutions LLC, which manufactures AIMab7195 using their proprietary GPEx® technology.

Research and Development Expenses

A significant portion of our operating expenses relates to the development and manufacturing of PALFORZIA. For the years ended December 31, 2019, 2018 and 2017, our research and development costs were $124.0 million, $133.4 million, and $89.3 million, respectively, and are included in the research and development expense line item in our Consolidated Statements of Operations and Comprehensive Loss. For further detail about the research and development activities, refer to the research and development section in the “Management’s Discussion and Analysis” in this Annual Report on Form 10-K.

Sales and Marketing

We intend to commercialize PALFORZIA in the United States and, subject to regulatory approval, commercialize PALFORZIA in Europe, by developing a specialty sales force targeting a subset of the approximately 5,000 practicing allergists in the United States as well as allergy-focused clinicians in major European markets. We anticipate that this sales force could also support the commercialization of additional CODIT product candidates, if approved. We intend to focus our sales efforts on patients with more moderate to severe food allergies, particularly children and adolescents. We do not anticipate that a DBPCFC will be a requirement for prescribing PALFORZIA as DBPCFCs are not widely used as a diagnostic tool in current clinical practice. Our CODIT therapeutic approach for food allergies may encompass providing a range of services, including telephone and e-mail support for patients, physician awareness and education activities, reimbursement assistance, benefit navigation and co-pay and patient assistance programs. Based on the estimated direct medical expenses associated with peanut allergy and the estimated number of people with peanut allergy in the United States, we believe the potential market opportunity for approved peanut allergy treatments in the United States could exceed one billion dollars annually.

Manufacturing

We contract with and rely on third-party manufacturers to produce the food product and final biologic product for PALFORZIA and our product candidates and to package PALFORZIA and our product candidates. We have completed construction of a manufacturing facility for PALFORZIA in a leased building in Clearwater, Florida, at the site of one of our current contract manufacturers and installed equipment and qualified the operating systems in this new facility. This manufacturing facility became operational in November 2018. We plan to continue to rely on the contract manufacturer that is located at the same site to manage the operations of this new manufacturing facility. We plan to rely on this contract manufacturer and other contract manufacturers to produce supply for our clinical trials, for commercial supply of PALFORZIA and other product candidates.

Our commercial product and product candidates are manufactured in accordance with stringent manufacturing processes. Our processes are designed to ensure that that the total protein content of each formulation and the relative concentrations of particular proteins are consistent. Through our contract manufacturers, we are capable of producing dosages for certain product candidates with protein content as small as 0.2 mg and have developed advanced analytical methods to help ensure each dose contains precisely defined amounts of multiple well-characterized allergenic proteins. Our formulations are also designed to help ensure that the drug product is acceptably stable and can be easily mixed with food.

PALFORZIA is currently produced for us by a contract manufacturer using our proprietary process. This process involves several blending and characterization steps intended to help ensure that each dose contains a precise amount of peanut flour containing a specific concentration of peanut protein. Because peanut flour is a sensitizing agent, PALFORZIA must be produced on a manufacturing line that is physically separated from other manufacturing lines and that has its own ventilation system.

We also rely on separate contract manufacturers to provide packaging services for PALFORZIA. We plan on using blister packs and sachets as the final packaging configuration for our commercial launch of PALFORZIA. Stability testing of PALFORZIA in the blister pack and sachet configurations is ongoing. Any complications with the stability testing in the blister pack or sachet configuration could delay the timing of our regulatory filings for PALFORZIA and could result in a limited shelf life of the commercial product at the time of launch. In addition, foreign regulatory authorities may not find our proposed packing configuration acceptable, which would also delay the timing of our foreign regulatory filings or potential approval of PALFORZIA outside the United States.

Supplying appropriate clinical trial materials for the commercial launch of PALFORZIA, as well as for our ongoing and planned clinical trials, on a timely basis is a complex operation. There are multiple doses in the dose escalation for PALFORZIA and for our AR201 clinical trial. In addition, each subject can proceed through the dose escalation phase at a different rate depending on how the subject responds to each new dose. For example, a subject can move up to the next dose, remain on the current dose or move down to the prior lower dose during the dose escalation phase of PALFORZIA and for our trials. We believe that this dosing flexibility improves outcomes for subjects. But this dosing flexibility also increases the complexity of supplying the appropriate doses to pharmacies and each clinical site on a timely basis. The complexity of our logistics operations for our clinical trial materials increased significantly throughout 2017 and 2018, and we expect such complexity to increase further in connection with the commercialization of PALFORZIA and as we continue to operate multiple large trials concurrently, including trials in Europe. EU regulations require that each lot of clinical trial material be certified and released by a designated qualified person. This certification and release process in the EU can cause delays in supplying clinical trial materials to clinical sites. Any delays or errors in our PALFORZIA supply chain logistics could delay or adversely affect our ability to commercialize PALFORZIA and our ongoing and planned clinical trials.

Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Qualifying manufacturers and providers of packaging services is a lengthy process. If at any time, one or more of our qualified contract organizations were not able to manufacture or package our commercial product or drug product candidate or provide other requisite services, our business and financial condition could be materially adversely affected.

Our third-party suppliers (other than Golden Peanut Company, or GPC), their facilities and all lots of commercial product and product candidates used in our clinical trials are required to be in compliance with current Good Manufacturing Practices, or cGMP. The cGMP regulations include requirements relating to organization and personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must be in compliance with these regulations to the FDA’s satisfaction before any product is approved and we can manufacture commercial products. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, which may include the evaluation of procedures and operations used in the testing and manufacture of our products to assess compliance with applicable regulations. Further, producing commercial quantities of PALFORZIA has required us to scale up our existing manufacturing process and design and institute rigorous quality control and assurance procedures in our new manufacturing facility. These procedures include qualification of the manufacturing equipment and building utility systems and validation of the manufacturing process at commercial scale. Designing and implementing these procedures are time-consuming and complex operations. Any aspects of this new manufacturing facility that do not meet the cGMP requirements to the FDA’s satisfaction or the periodic inspections of facilities by the FDA and other authorities could interfere with the commercialization of PALFORZIA.

Suppliers

Our lead product candidate, PALFORZIA, contains peanut flour and pharmaceutical-grade ingredients. We source the peanut flour from GPC, a wholly-owned subsidiary of Archer Daniels Midland. We chose to use peanut flour from GPC as the basis for PALFORZIA because its peanut flour has been used in most of the leading academic studies of peanut allergy OIT and because we believe that the widespread use of GPC peanut products in the United States may make their peanut flour representative of the type of peanut protein that patients are most likely to encounter in an accidental exposure. The other ingredients in PALFORZIA, such as diluents, glidants and lubricants, are sourced from established producers of pharmaceutical grade ingredients. In order to develop PALFORZIA as an FDA-approved biological product, we took the further step of characterizing the protein signature of GPC flour. Independent scientific research has identified numerous peanut proteins that are the allergens that cause allergic reactions to peanuts. Three of these proteins appear to be the most significant and representative of the levels of the other proteins. Our characterization of PALFORZIA is based on measuring total protein amount and the relative concentrations of those three key proteins as well as their potencies in an antibody binding assay.

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

In connection with the amendment and restatement of the agreement, we issued Archer Daniels Midland Company 300,000 shares of our common stock, vesting over a 3.5-year period. Subject to certain exceptions, in the event that the price per share of our common stock were to fall below a specified level, the restated agreement provides that GPC would only be prohibited from selling one peanut flour product to any third party in the United States, Mexico, Canada, the EU or Japan for use in OIT for the treatment or cure of peanut allergy.

In May 2019, we entered into a Commercial Supply Agreement, or the Commercial Supply Agreement, pursuant to which CoreRx, Inc. agreed to manufacture commercial supply of PALFORZIA, if approved. Under the Commercial Supply Agreement, we are required to purchase a minimum percentage of our PALFORZIA commercial supply requirements in each of the first six years of the Commercial Supply Agreement, subject to certain conditions and restrictions, ranging from 100% in 2019 and decreasing to a majority in 2024. We are also required to purchase a minimum percentage of our PALFORZIA supply requirements for release testing in each of the first six year of the Commercial Supply Agreement, ranging from 100% in 2019 and decreasing to a significant majority in 2024. The initial term of the Commercial Supply Agreement began upon execution of the Commercial Supply Agreement and will continue until December 31, 2024. The Commercial Supply Agreement then automatically renews for successive two-year terms, unless earlier terminated pursuant to its terms, or upon either party’s notice of termination to the other.

In November 2019, we entered into a commercial packaging agreement, or the Commercial Packaging Agreement, with AndersonCrecon Inc. doing business as PCI of Illinois, or PCI, pursuant to which PCI package bulk product in accordance with our specifications, applicable laws and the terms and conditions of the Commercial Packaging Agreement. The initial term of the Commercial Packaging Agreement is for four contract years following the effective date. Contract Year one means the period beginning on the effective date of the Commercial Packaging Agreement and ending on December 31, 2019. Each contract year thereafter is the 12-month period from January 1 to December 31. The Commercial Packaging Agreement will automatically be renewed for one-year terms after the end of the Initial Term unless and until one party gives the other party at least three (3) years prior written notice of its desire to terminate as of the end of the then-current term, or is otherwise terminated in accordance with the other terms of the Commercial Packaging Agreement.

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

Intellectual Property

We have filed patent applications in the United States and foreign countries as well as international patent applications pursuant to the Patent Cooperation Treaty relating to PALFORZIA and certain of our other product candidates. Five patents, covering the formulation, methods of treatment, and certain of our manufacturing methods for PALFORZIA, have been issued in the United States, and four patents have issued in foreign countries covering certain of our manufacturing methods for PALFORZIA. There is no assurance that any additional patents will be issued from any of our pending patent applications. Even if patents do issue, there can be no assurance that the scope of the claims contained in the patents will be broad enough to provide protection from potentially competing products. Our patents and patent applications relating to PALFORZIA have expiration dates ranging from 2034 to 2040 without taking into account any potential patent term extensions. Our patents and patent applications seek protection relating to our formulations, methods of manufacture and improved methods for treating food allergies. We do not own or license, and do not anticipate that we will be able to obtain, a composition of matter patent over the active pharmaceutical ingredient in PALFORZIA or for any other product candidates that are based on widely or readily available food products. We have also licensed intellectual property from Xencor relating to AIMab7195. The licensed intellectual property incudes issued U.S. and foreign patents covering AIMab7195.

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

Currently, other than PALFORZIA, there are no FDA-approved medical therapies for the treatment of food allergies. In October 2017, DBV Technologies S.A. announced results from its completed Phase 3 clinical trial evaluating Viaskin Peanut, a patch technology that epicutaneously delivers food allergens to the patient with the goal of desensitizing the patient to the allergens, in peanut-allergic patients (4 to 11 years of age). DBV submitted, and then subsequently withdrew, a BLA for this product. However, DBV resubmitted the BLA in August 2019, and it was accepted for review by the FDA in October 2019. PALFORZIA and/or any additional product candidate of ours may face competition from DBV’s product candidates, if approved.

We may also face competition from allergists who decide to provide OIT and other desensitization therapies to their patients using their own formulations of food allergens and treatment protocols rather than adopting our product candidates or we may face competition from companies that develop their own OIT products, other desensitization therapy products or products intended to prevent the onset of food allergies in infants or young children. In addition, peanut allergic patients may attempt to use food products as a substitute for PALFORZIA in the fixed dosing portion of our PALFORZIA treatment program.

In the future, we may face competition from competitors seeking to use PALFORZIA as a reference product while developing a biosimilar product candidate using the FDA’s abbreviated approval pathway for biosimilar products. The abbreviated regulatory pathway created pursuant to the Biologics Price Competition and Innovation Act of 2009, or BPCIA, establishes legal authority for the FDA to review and approve biosimilar biologics. To be considered a biosimilar, a product candidate must be highly similar to the reference product notwithstanding minor differences in clinically inactive components. In addition, there can be no clinically meaningful differences between the product candidate and the reference product in terms of the safety, purity, and potency of the product. We believe that the relative concentrations of relevant proteins in the peanut flour we source pursuant to our exclusive contract with the GPC are significantly different from the concentrations of proteins found in other commercially available sources of peanut flour, and that a product candidate using different concentrations of such proteins or different proteins might not be considered “highly similar” to PALFORZIA by the FDA. Such a product candidate would not be eligible for the biosimilar approval pathway. However, there can be no guarantee that the FDA would agree with this interpretation.

Under the BPCIA, a reference product may be eligible for a 12-year period of exclusivity starting from the date that the product is first licensed by the FDA pursuant to the approval of a BLA, during which time no approval of a biosimilar product under the abbreviated approval pathway may be made effective. With the FDA’s approval of PALFORZIA’s BLA, PALFORZIA qualifies for this 12-year period of market exclusivity, known as reference product exclusivity, such that no approval of a biosimilar version of our product could become effective prior to the expiration of that 12-year period. However, these exclusivity provisions have been subject to various interpretations that have not yet been fully addressed by the FDA, and there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider PALFORZIA to be eligible for reference product exclusivity, potentially creating the opportunity for competition sooner than anticipated. In addition, even if PALFORZIA were to receive reference product exclusivity, a competitor may seek approval of a product candidate under a full BLA rather than a biosimilar product application. In such a case, although the competitor would not enjoy the benefits of the abbreviated pathway for biosimilar approval created under the BPCIA, the FDA would not be precluded from making effective an approval of the competitor product pursuant to a BLA prior to the expiration of our 12-year period of marketing exclusivity.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of PALFORZIA and any product candidates for which we obtain regulatory approval. Our ability to commercialize any products successfully in the United States will depend in part on the extent to which adequate coverage and reimbursement for these products becomes available from third-party payors, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the studies required to obtain regulatory approvals. In the United States, decisions regarding the extent of coverage and amount of reimbursement to be provided for our products, if approved, will be made on a payor by payor basis. Each payor determines whether or not it will provide coverage for a drug, what amount it will pay for the drug, and on what tier of its formulary the drug will be placed. The drug’s formulary placement generally determines the out-of-pocket costs to a patient in order to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products and related services.

The cost of pharmaceuticals continues to generate substantial governmental, third-party payor and media interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and possible legislative proposals. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the drug candidates that we are developing and could adversely affect our net revenue and results.

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

Currently, there is no dedicated reimbursement code for the administration of oral immunotherapy today as allergists can use several different reimbursement coding options to seek reimbursement for their time in administrating the service.  However, with such codes, there is no guarantee that a third-party payor will provide reimbursement for such codes as that decision is solely at the payor’s discretion and must be negotiated on a case-by-case basis between providers and payors.  Most recently as of November 2019, both the American Academy of Allergy, Asthma, and Immunology and the American College of Allergy, Asthma, and Immunology have issued a joint guidance on how to code for services related to PALFORZIA, specifically around the dose escalation and up-dosing phases of treatment.  However, it was also acknowledged that allergy practices should follow health plan and payer policies as they may differ from what was recommended.  In markets outside of the United States, we will need to evaluate clinician compensation mechanisms in each market to determine whether there is appropriate payment of physicians for administration of the treatment regimens.

.

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

We expect that the current Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since its enactment, there have also been other judicial and Congressional challenges to certain aspects of the Affordable Care Act. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Affordable Care Act. Recently, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. Further, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and the Centers for Medicare & Medicaid Services have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, will impact the law. Any changes will likely take time to unfold and it is uncertain if any such changes may impact our business.

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

In the future, there may continue to be additional proposals relating to the reform of the United States healthcare system, some of which could further limit the prices we are able to charge for our products candidates or increase the co-pay obligations of patients.

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

Pre-clinical Studies and IND Application

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also generally includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. We filed an IND for AR201 in December 2018 for use in oral desensitization therapy for egg allergy in children and adults. We filed an IND for PALFORZIA in April 2013 for use in oral desensitization therapy for peanut allergy in children and adults. Because there are no robust animal models of egg or peanut allergy, we did not conduct any pre-clinical efficacy studies of AR201 or PALFORZIA. In addition, because AR201 and PALFORZIA are based on food products, the FDA did not require us to submit any pre-clinical toxicology data before authorizing us to proceed with clinical trials under our IND for AR201.

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

Review and Approval of a BLA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed information regarding the investigational product is submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent pre-clinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. Under federal law, the submission of most BLAs is subject to an application user fee, and the sponsor of an approved BLA is also subject to annual program user fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances. Applications for certain products, such as allergenic extracts, are exempt from such user fees and may not be subject to review under the same timelines as applications for user-fee-paying products.

Once a BLA has been submitted, the FDA’s goal is generally to review the application within ten months after it accepts the application for filing, or, if the application receives priority review, six months after the FDA accepts the application for filing  However, these review timelines may not apply to BLAs submitted for allergenic extract products.  Moreover, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency.

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

Expedited Review and Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for that disease or condition. For a Fast Track product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted if relevant criteria are met. PALFORZIA was granted Fast Track designation in September 2014.

A product candidate may also qualify for priority review, under which the FDA generally sets the target date for FDA action on the BLA that is subject to the prescription drug user fee amendments, or PDUFA, goals at six months after the FDA accepts the application for filing, or for drugs that are not new chemical entities, six months after the FDA receives the application. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA PDUFA review period of 10 months after the FDA accepts the application for filing, or for drugs that are not new chemical entities, 10 months after FDA receives the application. Priority review designation does not change the scientific or medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after regulatory approvals are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. Biologics granted accelerated approval may be subject to expedited withdrawal procedures if the product sponsor fails to conduct the required post-marketing studies, or if such post-marketing studies fail to verify a clinical benefit.

The FDA may also designate a product candidate as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same biologic if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such product.

Fast Track designation, Breakthrough Therapy designation and priority review do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti-kickback laws which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

Government Regulation in Europe and European laws regarding the protection of personal data

In the European Economic Area, or EEA, (which is composed of the 27 Member States of the EU, plus Norway, Iceland and Liechtenstein), and the United Kingdom until the end of the transition period on December 31, 2020 provided for in the Withdrawal Agreement between the EU and the UK), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.

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

In the EEA, new products authorized for marketing, or reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

In the EEA, marketing authorization applications for new medicinal products not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA's Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all Member States of the EU and study results are included in the product information, even when negative, the product is eligible for six months' supplementary protection certificate extension. For orphan-designated medicinal products, the 10-year period of market exclusivity is extended to 12 years.

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

On January 31, 2020, or the Exit Date, the UK left the EU and entered a transition period, which is currently scheduled to end on December 31, 2020. Following the withdrawal of the UK from the EU, the relationship between the UK and EU in relation to certain aspects of data protection law remains unclear. Personal data exports from the EU and EEA to the UK can continue without change until the end of the transition period. However, after this time, we may be required to find alternate solutions for the compliant transfer of personal data into (and possibly from) the UK.

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

Failure to comply with the GDPR may result in fines of up to €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) and other administrative penalties, as well as enforcement notices, assessment notices (for a compulsory audit), orders to cease/ change our processing of our data, regulatory investigations and potential civil claims including class action type litigation where individuals suffer harm, which may be onerous and adversely affect our clinical trials, business, reputation, financial condition, operations and prospects.

We are also subject to evolving EU data privacy laws on cookies and e-marketing. The EU is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly effective in the laws of each EU Member State. The draft e-Privacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases fining powers to the same levels as the GDPR (i.e. the greater of €20.0 million or 4% of total global annual revenue). While the text of the e-Privacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs and require significant systems changes.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of December 31, 2019, we had 275 full-time employees. Of these employees, 129 are engaged in research and development. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Segment Information

We have one primary business activity and operate in one reportable segment.

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

Available Information

We make available on or through our website, www.aimmune.com, certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the SEC.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We just received approval to market our product PALFORZIATM, and have not yet commercially launched the product, which, together with our limited operating history, make it difficult to assess our future viability.

We are a biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, therapeutic approach and our lead product, PALFORZIA (AR101), as well as researching and developing additional CODIT product candidates. On January 31, 2020, the United States Food and Drug Administration, or FDA, approved our Biologics License Application, or BLA, for PALFORZIA for the mitigation of allergic reactions, including anaphylaxis, that may occur with accidental exposure to peanut in patients aged 4 to 17 years old with a confirmed diagnosis of peanut allergy, and we have not commenced commercialization of the product.  We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred a net loss of $248.5 million, $210.8 million, and $131.3 million for the years ended December 31, 2019, 2018, 2017 respectively. As of December 31, 2019, our accumulated deficit was $724.7 million. We expect to continue to incur losses for the foreseeable future. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for PALFORZIA and our product candidates, if approved, which may vary significantly;
•	coverage and reimbursement policies with respect to PALFORZIA and our product candidates, if approved, and potential future drugs that compete with PALFORZIA and our product candidates;
•	the timing and cost of, and level of investment in, the commercialization and further development of PALFORZIA, which may change from time to time;
•

the cost of manufacturing PALFORZIA and our product candidates and our ongoing establishment of commercial manufacturing capacity for PALFORZIA, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	the timing and cost of, and level of investment in, research and development of our product candidates, which may change from time to time;
•	the timing and cost of our clinical trials, including the ability to initiate sites, enroll patients in a timely manner and submit or obtain approval of regulatory filings;
•	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;
•	future accounting pronouncements or changes in our accounting policies; and
•

the timing and success or failure of clinical trials for PALFORZIA or our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

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

We may require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our CODIT therapeutic approach, PALFORZIA and researching and developing additional CODIT product candidates. As of December 31, 2019, we had capital resources consisting of cash, cash equivalents and investments of $158.2 million. We believe that we will continue to expend substantial resources for the foreseeable future on the commercialization of PALFORZIA, including sales and marketing efforts, physician and patient education and training and seeking foreign regulatory approval of PALFORZIA, and as we continue to develop and seek regulatory approval for AR201 for egg allergy and for other product candidates.

In addition, other unanticipated costs may arise. Because the outcome of any drug development and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the commercialization of PALFORZIA or the development, regulatory approval process and commercialization of AR201 or any other product candidates.

With the proceeds from Nestlé Health Science’s $200.0 million equity investment and the draw of the second loan tranche from KKR of $85.0 million in February 2020, we anticipate that these financial resources will fully fund us based on our current business plan. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates including possible future revenue streams. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize PALFORZIA and our product candidates.

Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the amount of sales and other revenue from PALFORZIA or, if approved, AR201 or any other product candidates we develop;
•	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for PALFORZIA and our product candidates, if approved;
•

the timing and scope of the investment we make in building our commercial infrastructure and sales force in connection with the commercialization of PALFORZIA in the United States, including our patient and physician education and training program;

•	commercialization costs associated with PALFORZIA, or, if approved, AR201 or any other product candidates we develop, including the cost and timing of developing our commercialization capabilities;
•

the time and cost necessary to continue to develop a commercial-scale manufacturing process and establish commercial-scale manufacturing capacity for PALFORZIA and the time and cost necessary to supply clinical trial materials for our clinical trials for AR201 and any other product candidates we develop;

•

the number, size and type of additional clinical trials or studies that we choose to initiate or the FDA or a foreign regulatory authority requires us to complete for PALFORZIA, AR201 or any other product candidates we develop, as well as the cost and time of such trials and studies;

•

our ability to obtain foreign regulatory approval for and subsequently commercialize PALFORZIA outside the United States and our ability to obtain foreign regulatory approval for and subsequently commercialize AR201 or any other product candidates we develop;

•	any unexpected results from further analysis of clinical data from our completed clinical trials;
•	the time and cost necessary to complete our ongoing and roll-over clinical trials for PALFORIZIA and our Phase 2 clinical trial for AR201;
•	the time and cost associated with designing and implementing quality systems for PALFORZIA and our product candidates in the United States and Europe;
•	the time and cost associated with clinical trials and pre-clinical development of other product candidates;
•	the availability of term loans under our credit agreement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	our ability to attract, hire and retain qualified personnel; and
•

our ability to obtain and maintain intellectual property protection for PALFORZIA, AR201, AIMab7195 or any additional product candidate and the associated costs of such activities, including for filing, prosecuting, defending and enforcing any patents for PALFORZIA, AR201 or any additional product candidate.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	our establishment of commercial capabilities or other activities that may be necessary to commercialize PALFORZIA, AR201 or any additional product candidate;
•	clinical trials or other development activities for our product candidates; or
•	our research and development activities.

The terms of our credit agreement require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In January 2019, we entered into a credit agreement with an affiliate of KKR LLC, that is secured by a lien covering all of our tangible and intangible property. As of December 31, 2019, there was approximately $44.0 million of principal balance outstanding under the loan.  We drew down an additional $85.0 million term loan available under the credit agreement following the fulfillment of certain customary conditions precedent in February 2020.  Any delay or failure to commercialize PALFORZIA could affect our ability to make scheduled interest payments on outstanding term loans under the credit agreement, which began on March 31, 2019, which could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.  The credit agreement contains customary affirmative and negative covenants and events of default, including, covenants and restrictions that among other things, require us and our subsidiary guarantors to satisfy a minimum cash balance covenant and restricts our ability and our subsidiaries’ ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock.  A failure to comply with these covenants could permit the lenders under the credit agreement to declare the term Loans, together with accrued interest and fees, to be immediately due and payable.  In addition, if we default under the terms of the credit agreement, including failure to satisfy our operating covenants, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to Our Business

We are substantially dependent on the success of PALFORZIA, which was only recently approved by the FDA.

To date, we have invested substantially all of our efforts and financial resources in the research and development of our CODIT therapeutic approach, including PALFORZIA and our additional CODIT product candidates.

As a result, our prospects, including our ability to finance our operations and generate revenue, will depend largely on the successful development and commercialization of PALFORZIA. In January 2020, the FDA approved our Biologics License Application, or BLA, for PALFORZIA for the mitigation of allergic reactions, including anaphylaxis, that may occur with accidental exposure to peanut in patients aged 4 to 17 years old with a confirmed diagnosis of peanut allergy.  However, we are not permitted to market or promote PALFORZIA outside the United States before we receive regulatory approval from the European Medicines Agency, or EMA, or other comparable foreign regulatory authorities. In order to obtain regulatory approval for the sale of PALFORZIA from the EMA or other comparable foreign regulatory authorities, we must demonstrate the safety and efficacy of PALFORZIA in humans in our proposed indication. While we submitted our Marketing Authorization Application, or MAA, for PALFORZIA in June 2019 based upon the safety and efficacy findings in our completed and ongoing clinical trials, there can be no assurance that we will receive regulatory approval from the EMA, or that PALFORZIA will successfully demonstrate safety and efficacy in any ongoing or future clinical trials we may be required to initiate.

We have not commenced commercialization of the product and the commercial success of PALFORZIA will depend on a number of factors, many of which are out of our control, including the following:

•

our ability to successfully commercialize PALFORZIA in the United States and, if approved for marketing and sale by the EMA or comparable foreign regulatory authorities, outside the United States, whether alone or in collaboration with others;

•	acceptance of PALFORZIA as safe and effective by patients and the medical community;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	our success in educating physicians and patients about the benefits, administration and use of PALFORZIA;
•

the Risk Evaluation and Mitigation Strategy, or REMS, to be utilized for PALFORZIA in the United States and the extent and nature of any foreign equivalent required in connection with regulatory approval or following regulatory approval;

•	the effectiveness of our own or any future collaborators’ marketing, pricing, coverage and reimbursement, sales and distribution strategies and operations;
•

the size of the patient population for which PALFORZIA received approval for treatment (patients aged 4 to 17 years) and whether the FDA may restrict the use of our products to a more narrow population;

•	maintaining compliance with all regulatory requirements applicable to PALFORZIA;
•

the frequency and severity of adverse effects experienced by patients treated with PALFORZIA, including in any clinical trials we may pursue with collaborators such as our Phase 2 trial sponsored by Regeneron evaluating PALFORZIA treatment with adjunctive dupilumab; or in which we may pair PALFORZIA with another therapeutic;

•

the ability of our third-party manufacturers to manufacture supplies of PALFORZIA, including their ability to provide adequate and timely commercial and clinical supplies and to maintain a commercial-scale manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•	our ability to maintain our exclusive supply relationship with the Golden Peanut Company, or GPC;
•	our ability to demonstrate PALFORZIA’s safety and efficacy to the satisfaction of the EMA or other foreign regulatory authorities;
•

whether we are required by the EMA or other foreign regulatory authorities, or choose, to conduct additional clinical trials prior to the approval to market PALFORZIA outside the United States, as well as the cost and time of such trials;

•	whether the EMA or other foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the receipt of necessary regulatory approvals from the EMA or other foreign regulatory authorities;
•	the continued prevalence of peanut allergy;
•	our ability to obtain issued patents that cover PALFORZIA and to enforce such patents and other intellectual property rights to PALFORZIA;
•	our ability to avoid third-party intellectual property claims; and
•	a continued acceptable safety profile of PALFORZIA.

As part of our original PALFORZIA BLA submission, we proposed a number of risk management measures for PALFORZIA.  The FDA has determined that PALFORZIA will only be available in the U.S. through a REMS. A REMS is a drug safety program that the FDA can require for certain medications with safety concerns to help ensure the benefits of the medication outweigh its risks.  The requirements of the PALFORZIA REMS include: the prescribing physician and patient must be enrolled in the REMS prior to initiation of treatment; the initial dose escalation and the first dose of each up-dosing level must be administered in a certified healthcare setting; epinephrine must always be immediately available to patients; and pharmacies/distributors must be certified with the REMS and dispense PALFORZIA only to certified healthcare settings or to patients who are enrolled in the REMS. Consistent with immunotherapies indicated to treat allergic conditions, the approved labeling for PALFORZIA also includes a “black box” warning for risk of anaphylaxis.  The imposition of the REMS and the inclusion of the “black box” warning could make it more difficult for PALFORZIA to achieve its full commercial potential.

Accordingly, we cannot assure our stockholders that we will ever become profitable as a result of such sales. If we are not able to successfully commercialize PALFORZIA, or if we are significantly delayed in doing so, our business will be materially harmed.

We have built a commercial field organization and distribution network, and we only recently deployed medical science liaison personnel. If we are unable to appropriately train and monitor our commercial field organization and a distribution network on our own or through third parties, we may not be able to market, sell and distribute PALFORZIA or any additional product candidates or generate product revenue.

In order to commercialize PALFORZIA, we will need to continue to train and monitor our marketing, commercial field, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. We expect to complete deployment of a specialty commercial field organization with technical expertise and supporting distribution capabilities to commercialize PALFORZIA in February 2020.  Such deployment will be expensive and time-consuming.

We have no prior experience in the commercialization of pharmaceutical products and there are significant risks involved in training and managing a commercial field organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient customer leads, provide adequate training to commercial field and marketing personnel, and effectively manage a geographically dispersed commercialization team. Any failure or delay in the development of our internal commercial field, marketing and distribution capabilities would adversely impact the commercialization of these products. Further, given our lack of prior experience in commercializing pharmaceutical products, our estimates of the number of commercial field employees needed to commercialize PALFORZIA may be materially less than the actual number of commercial field employees required. As such, we may be required to hire substantially more commercial field employees to adequately support the commercialization of PALFORZIA, which could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

We expect to implement a training program to educate physicians and patients on the safe use of PALFORZIA and its approved indication.  In addition, as part of the PALFORZIA REMS mandated by the FDA, the healthcare provider who prescribes PALFORZIA (the prescriber) and the practice that administers PALFORZIA (healthcare setting) must be certified in the PALFORZIA REMS. Prescribers must also enroll their patients in the PALFORZIA REMS before treatment can begin.  Pharmacies and wholesale distributors will also have to be certified in the PALFORZIA REMS by enrolling before they can dispense or distribute PALFORZIA.  A commercial launch, training program and REMS program of this size is a significant undertaking that requires substantial financial and managerial resources.

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

PALFORZIA may never achieve market acceptance or commercial success, which will depend, in part, upon our ability to properly and effectively train physicians on the safe and effective use and administration of PALFORZIA and the degree of acceptance among physicians, patients, patient advocacy groups, healthcare payors and the general medical community.

PALFORZIA may not achieve market acceptance among physicians, patients, patient advocacy groups, healthcare payors and the general medical community. While we intend to market PALFORZIA as a means of obtaining protection from accidental exposure to peanut protein and not as a cure for peanut allergy, we anticipate that physicians will continue to recommend that their patients strictly avoid foods that may contain any amount of peanut protein, continue to carry epinephrine, and otherwise behave in accordance with the PALFORZIA REMS, even if the patients have been successfully desensitized with PALFORZIA. Requirements of the PALFORZIA REMS includes: the prescribing physician and patient must be enrolled in the REMS prior to initiation of treatment; the initial dose escalation and the first dose of each up-dosing level must be administered in a certified healthcare setting; epinephrine must always be immediately available to patients; and pharmacies/distributors must be certified with the REMS and dispense PALFORZIA only to certified healthcare settings or to patients who are enrolled in the REMS. If we are unable to persuade physicians, patients, caregivers and payors that PALFORZIA has therapeutic value when used in conjunction with the practice of avoidance, our sales will be adversely affected.

We may also face challenges in gaining market acceptance as a result of our therapeutic approach, which exposes patients to the exact allergen that poses a risk of causing a severe allergic reaction.  Many physicians believe that previous oral immunotherapy approaches to the treatment of peanut allergy are too unsafe or unreliable to use in clinical practice. Consistent with immunotherapies indicated to treat allergic conditions, the PALFORZIA BLA proposed a “black box” warning within the product labeling.  The FDA approval of PALFORZIA requires the inclusion of a “black box” warning for risk of anaphylaxis, which could make it more difficult for it to achieve its full commercial potential. We are also susceptible to changes in the public perception of the safety and efficacy of desensitization treatments. For example, if a competitor’s desensitization treatment similar to our own had significant safety issues, perceptions of our products could also be negatively impacted even if our product did not have similar safety issues. If we are unable to convince physicians and their patients that PALFORZIA is safe and reliable, our sales will be adversely affected.

In addition, the commercial success of PALFORZIA will depend significantly on our ability to properly and effectively train physicians on the safe and effective use and administration of PALFORZIA. We believe that proper training and education will be critical to physicians’ administering PALFORZIA in a manner that achieves the physician’s and patient’s desired outcomes. We began deployment of our medical science liaison, or MSL, organization in the third quarter of 2018, and this team continues to grow.  The MSL team is a field-based part of our medical affairs group.  The role of MSLs is to serve as a liaison to members of the medical, scientific and patient advocate communities and to provide scientific expertise and clinical insights from health care practitioners to internal colleagues.  The activities of MSLs are subject to extensive statutory and regulatory requirements and enforcement, in the United States, by the federal government and the states and, outside the United States, by the governments of the countries where we deploy MSLs.  Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our MSL activities could be subject to challenge under one or more of such laws or regulations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to market our products and adversely impact our financial results.

If we obtain EMA or other foreign regulatory approvals for PALFORZIA, we expect to face similar challenges outside the United States for PALFORZIA.  Furthermore, market acceptance of PALFORZIA depends on a number of factors, including:

•	the safety and efficacy of PALFORZIA;
•	our success in educating physicians and patients about the benefits, administration and use of PALFORZIA;
•	acceptance by physicians and patients of PALFORZIA as a safe and effective treatment and their perceptions of the benefit of the product;
•	the relative convenience and ease of administration of our products, including patients’ acceptance of the need to take PALFORZIA mixed with food;
•	patient and parent acceptance of our product’s formulation and packaging;
•	the willingness of patients to comply with a treatment regimen that requires daily administration of on a chronic basis;
•	the potential and perceived advantages of our product over current treatment options or alternative treatments, including future alternative treatments;
•	the cost of treatment in relation to alternative treatments and willingness to pay for our product on the part of physicians and patients;
•	the availability of PALFORZIA and our ability to meet market demand, including a reliable supply for long-term daily treatment;
•	the strength of our marketing and distribution organizations;
•	the quality of our relationships with patient advocacy groups;

•	sufficient third-party coverage or reimbursement for PALFORZIA; and
•	sufficient third-party payments to physicians for the procedures necessary to administer PALFORZIA.

Any failure by PALFORZIA to achieve market acceptance or commercial success would adversely affect the results of our operations.  In addition, if we obtain FDA, EMA or other foreign regulatory approvals for AR201 or our other product candidates, we would expect to face similar challenges both within and outside the United States.

In 2017, the FDA announced that it would permit the labeling of conventional food products containing ground peanuts to bear a qualified health claim stating that for certain infants and under certain conditions, the consumption of such products may reduce the risk of developing peanut allergy. This qualified health claim speaks to risk reduction rather than treatment of peanut allergy. PALFORZIA is designed to reduce the incidence and severity of allergic reactions, including anaphylaxis, after accidental exposure to peanut in patients aged 4 through 17 years with a confirmed diagnosis of peanut allergy. Significant and successful use of such food products or dietary supplements to reduce the risk of peanut allergy may impact the prevalence of peanut allergy and the level of demand for PALFORZIA, which may adversely impact our business and results of operations.

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

The efficacy of PALFORZIA is dependent upon patient compliance with the prescribed dosing regimen, and failure to adhere to the dosing regimen could increase the potential of a patient experiencing an adverse allergic reaction.

The PALFORZIA treatment regimen requires that patients start with a very low dose of PALFORZIA and gradually increase their dose over time. Based on our existing clinical data, we anticipate it will take patients approximately six months to reach a daily dose level of 300 mg of peanut protein. Patients would then continue on a daily therapeutic dose. PALFORZIA is available only through a REMS. Requirements of the PALFORZIA REMS include: the prescribing physician and patient must be enrolled in the REMS prior to initiation of treatment; the initial dose escalation and the first dose of each up-dosing level must be administered in a certified healthcare setting; epinephrine must always be immediately available to patients; and pharmacies/distributors must be certified with the REMS and dispense PALFORZIA only to certified healthcare settings or to patients who are enrolled in the REMS.

In order to maintain desensitization, patients would need to continue to take a daily therapeutic dose. The efficacy of PALFORZIA is dependent upon patients complying with the prescribed dosing regimen, including the continued maintenance dosing. Based on our studies and independent studies, we do not believe that the occasional failure to take a dose will affect desensitization. However, in the event a patient fails to follow the prescribed dosing regimen, halts or skips treatment and then restarts the dosing regimen, the likelihood of an adverse allergic reaction to the allergen is greatly increased, as any level of desensitization previously achieved may have dissipated. Further, patients will be required to continue to practice avoidance to peanut exposure and if patients begin to achieve desensitization, it is possible that they may become less vigilant in practicing avoidance and further increase their risk of an accidental exposure. As a result, a lack of patient compliance and the resulting increased likelihood for adverse safety events could have a material adverse effect on our ability to obtain or maintain the regulatory approval necessary to commercialize PALFORZIA.

Failure to do so would significantly harm our business, results of operations, financial condition, prospects and stock price. In addition, if patients drop out of our clinical trial due to the strict dosing regimen, the likelihood that we will be able to demonstrate clinically meaningful desensitization will be decreased.

We currently, and intend to continue, to rely on single-source third-party manufacturers for our commercial drug supply and clinical trial supply of PALFORZIA and to manufacture nonclinical, clinical and commercial supplies of AR201 and other product candidates.   If any of these manufacturers fails to provide us or our collaborators with adequate supplies of materials for commercial product or clinical trials or fail to comply with the requirements of regulatory authorities, we may be unable to commercialize or develop PALFORZIA, AR201 or other product candidates.

We do not currently have the internal capability to produce our commercial supply or clinical supply of PALFORZIA, and we lack the internal resources and the capability to manufacture AR201 and any other product candidates on a nonclinical, clinical or commercial scale.  As a result, we currently rely and intend to continue to rely on a single manufacturer for the production of the drug product used in PALFORZIA, and a single contract manufacturer for the commercial packaging of PALFORZIA for the foreseeable future. We have agreements in place with both contract manufacturers of PALFORZIA.  In May 2019, we entered into a commercial supply agreement with CoreRx, Inc., the contract manufacturer utilized for our clinical supply of PALFORZIA, for the commercial supply of PALFORZIA in bulk capsule and sachet dosage forms according to agreed-upon specifications in sufficient quantities to meet our projected supply requirements in the United States and Canada. In November 2019, we entered into an agreement with AndersonBrecon Inc., doing business as PCI of Illinois, and Millmount Healthcare Limited to produce commercial quantities of the packaging of PALFORZIA to meet our requirements in the United States, Canada, the EU (including the United Kingdom), Norway, Switzerland and Australia.  Even though we have entered into such agreements, aspects of our manufacturing process for PALFORZIA are complex and the existing manufacturing process of our contract manufacturer will need to be scaled up to meet our anticipated commercial requirements. If we and our third-party manufacturers are not able to develop successfully a commercial manufacturing process or do so in a timely manner, we will not be able to initiate commercialization of PALFORZIA within our estimated timeline, if at all. Similarly, we currently rely and may continue to rely on a single contract manufacturer for the clinical supply of each of our other product candidates and face similar risks with respect to the supply and manufacturing processes for such product candidates.

Our dependence on single source suppliers with respect to our supply chain for PALFORZIA, AR201 and our other product candidates exposes us to certain risks, including the following:

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

The FDA, pursuant to inspections conducted prior to approval of our PALFORZIA BLA, was required to approve our contract manufacturers to manufacture PALFORZIA.  In addition, other comparable foreign regulatory authorities must, pursuant to inspections conducted prior to approval of any foreign regulatory submission for PALFORZIA, approve our contract manufacturers to manufacture PALFORZIA. While we completed construction of a manufacturing facility in a leased building in Clearwater, Florida, at the site of our primary contract manufacturer and have a commercial supply agreement with such contract manufacturer, we do not directly control the manufacturing operations and we are completely dependent on them for operating that facility and for compliance with cGMP for the manufacture of PALFORZIA. If the contract manufacturer operating that facility or our other contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for our or their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facilities. If the FDA withdraws its approval of the facilities that manufacture PALFORZIA in the future or if the FDA or a comparable foreign regulatory authority does not approve the facilities that manufacture our product candidates, we may need to find alternative manufacturing facilities, which would negatively impact our ability to market PALFORZIA and to develop, obtain regulatory approval for or market our product candidates, if approved.

Further, we intend to use blister packs and sachets as the final packaging configuration for our commercial launch of PALFORZIA. Stability testing of PALFORZIA in the blister pack and sachet configurations is ongoing. Any complications with the stability testing in the blister pack or sachet configurations could extend the timelines for our regulatory filings for PALFORZIA and could limit the shelf life of the commercial product at the time of launch. In addition, foreign regulatory authorities may not find our proposed packing configuration acceptable, which would also delay the timing of our foreign regulatory filings or potential approval of PALFORZIA outside the United States.

Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede commercialization of PALFORZIA and the development of any additional product candidates, and could have a material adverse effect on our business, results of operations, financial conditions and prospects.

Finally, pursuant to our license agreement with Xencor, Inc., we have the right to develop, manufacture, and commercialize AIMab7195, a humanized monoclonal antibody. We have not previously developed manufacturing processes for an antibody. While we anticipate that we would outsource manufacturing of this antibody, the biologics manufacturing process is complex, and is susceptible to product loss due to problems with raw materials, contamination, equipment failure, improper installation or operation of equipment or vendor or operator error. Problems with manufacturing could result in delays in any clinical trials we may initiate for AIMab7195, as well as increased production costs, reduced production yields, product defects, and lost revenue.

Supplying our commercial and clinical supplies of PALFORZIA and clinical supplies of AR201 is a complex operation, and delays in the supply chain could harm the commercial success of PALFORZIA and our ongoing and planned clinical trials.

Supplying appropriate commercial and clinical trial materials for the commercial launch of PALFORZIA as well as for our ongoing and planned clinical trials on a timely basis is a complex operation. There are multiple doses in the dose escalation phase of PALFORZIA and for our AR201 clinical trial. In addition, each subject can proceed through the dose escalation phase at a different rate depending on how the subject responds to each new dose. For example, a subject can move up to the next dose, remain on the current dose or move down to the prior lower dose during the dose escalation phase of our trials. We believe that this dosing flexibility improves outcomes for subjects. But this dosing flexibility also increases the complexity of supplying the appropriate doses to pharmacies and each clinical site on a timely basis. The complexity of our logistics operations for our clinical trial materials increased significantly throughout 2017 and 2018, and we expect such complexity to increase further in connection with the commercialization of PALFORZIA and as we continue to operate multiple large trials concurrently, including trials in Europe. EU regulations require that each lot of clinical trial material be certified and released by a designated qualified person. This certification and release process in the EU can cause delays in supplying clinical trial materials to clinical sites. Any delays or errors in our PALFORZIA supply chain logistics could delay or adversely affect our ability to commercialize PALFORZIA and our ongoing and planned clinical trials.

PALFORZIA, AR201 or any of our other product candidates may cause undesirable side effects or have other properties that could limit the commercial profile of an approved label and that could delay or prevent regulatory approval, or result in significant negative consequences following any regulatory approvals.

Undesirable side effects caused by PALFORZIA could cause us or the FDA to halt commercial sales or clinical trials of PALFORZIA, and undesirable side effects caused by our product candidates could cause the FDA or comparable regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval. To date, patients treated with PALFORZIA have experienced drug-related side effects, which mainly include gastrointestinal issues ranging from itching of the lips to vomiting. Results of patients following the commercial launch of PALFORZIA or of patients enrolled in our clinical trials of PALFORZIA could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our commercial sales and/or clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further commercial sales and development of or deny approval of PALFORZIA and our product candidates for any or all targeted indications. The drug-related side effects could affect commercialization as well as patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims.

In addition, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure in our clinical trials, we cannot be assured that rare and severe adverse effects of PALFORZIA or AR201 will not be uncovered when a significantly larger number of patients are exposed to the drug, including following the commercialization of PALFORZIA. Further, we have not designed our clinical trials to determine the effect and safety consequences of taking PALFORZIA or AR201 over a multi-year period.

Although we have monitored the subjects in our studies for certain safety concerns and we have not seen evidence of significant safety concerns in our clinical trials, patients treated with PALFORZIA have and may in the future experience adverse reactions. For instance, in independent research studies, patients receiving OIT for peanut allergy have suffered severe anaphylactic reactions. While we have developed PALFORZIA and its associated treatment regimen in a manner which we believe reduces the risk of adverse reactions, we can provide no assurance that patients administered PALFORZIA will not also suffer severe anaphylactic reactions, including reactions leading to death. For example, in our PALISADE clinical trial, one patient had a severe allergic hypersensitivity reaction that was attributed to PALFORZIA compared to none of the placebo-treated patients and 12.4% of patients ages 4-17 who received PALFORZIA dropped out of the clinical trial due to gastrointestinal side effects, compared to 2.4% of placebo-treated patients. It is possible that the FDA may ask for additional data regarding such matters. As a result of the foregoing, the PALFORZIA BLA proposed, and the FDA approval of PALFORZIA requires, a “black box” warning within the product labeling for risk of anaphylaxis, which is consistent with immunotherapies indicated to treat allergic conditions.

If safety problems relating to PALFORZIA are identified among the general population, in our clinical trials or in any clinical trials conducted by collaborators, or if we or others later identify undesirable side effects caused by PALFORZIA, the FDA or other regulatory authorities may require that we amend the labeling of PALFORZIA, require additional warnings, create a medication guide outlining the risks of such side effects for distribution to patients, order us to recall PALFORZIA or even withdraw regulatory approval for PALFORZIA. Similarly, if safety problems relating to AR201 or our other product candidates are identified prior to approval, the FDA or other regulatory authorities may not approve AR201 or any of  our other product candidates, may limit the population it is used in or may require warnings on the label. In addition, we could be sued and held liable for harm caused to patients and our reputation may suffer. Each of these events could prevent us from achieving or maintaining market acceptance of PALFORZIA and for AR201 or any of our other product candidates, if approved, and could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

PALFORZIA, AR201 or any additional product candidates may face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

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

We may also face competition from physicians who provide oral immunotherapy to patients using commercially available source material. In addition, peanut allergic patients may attempt to use food products as a substitute for PALFORZIA in the maintenance portion of our PALFORZIA treatment program. If we are unable to convince physicians, patients and caregivers, that our products have advantages over these self-developed approaches to oral immunotherapy, our business and results of operation could be materially adversely affected.

The regulatory approval process is lengthy, time-consuming and inherently unpredictable, and we may experience significant delays in obtaining additional regulatory approvals of PALFORZIA or regulatory approval of AR201 or our other product candidates, which could adversely impact our ability to generate revenue, and harm our business and our results of operations.

To gain approval to market a biologic product candidate, such as PALFORZIA, a BLA, MAA or other comparable foreign regulatory filing must be submitted to the FDA, the EMA or other comparable foreign regulatory authority.  Such applications must include extensive clinical, non-clinical and manufacturing data that adequately demonstrate to the satisfaction of the FDA, the EMA or other comparable foreign regulatory authority the safety, purity, potency and effectiveness of the product for the intended indication sought in the BLA, the MAA or other relevant regulatory filing. A BLA, MAA or other comparable foreign regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. In January 2020, the FDA approved our Biologics License Application, or BLA, for PALFORZIA for the mitigation of allergic reactions, including anaphylaxis, that may occur with accidental exposure to peanut in patients aged 4 to 17 years old with a confirmed diagnosis of peanut allergy and we have not commenced commercialization of the product.  We submitted our PALFORZIA MAA to the EMA in June 2019.

Despite the FDA’s approval of PALFORZIA, the FDA, the EMA or any other comparable foreign regulatory bodies can delay, limit or deny further approvals of PALFORZIA or any initial approvals of AR201 or our other product candidates for many reasons, including:

•

our inability to demonstrate to the satisfaction of the FDA that PALFORZIA or another relevant product candidate is safe, pure, potent and effective for the proposed indication or meets similar standards set by the EMA or other foreign authorities;

•	the FDA, the EMA or other applicable foreign regulatory authority may disagree with the interpretation of data from clinical trials;
•	our inability to demonstrate that the clinical and other benefits of PALFORZIA or another relevant product candidate outweigh any safety or other perceived risks;
•

the FDA, the EMA or other applicable foreign regulatory authority may require additional nonclinical studies or clinical trials, including trials with additional patients in one or more subgroups or populations who have been administered PALFORZIA or another relevant product candidate;

•	the contract research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•	the FDA, the EMA or other applicable foreign regulatory authority may not approve or may disagree with the formulation, packaging, labeling and/or the specifications of a product candidate;
•

the FDA’s Allergenic Products Advisory Committee’s may recommend the inclusion of limitations on approved labeling (including a “black box” warning) as well as certain distribution and use restrictions;

•	the extent and nature of any protocol deviations in any of our completed, ongoing or future clinical trials;
•	the FDA requires that we implement a REMS;
•

our inability to demonstrate that the manufacturing process for a product candidate is adequately controlled to ensure that all product produced meets required quality standards and regulatory requirements;

•	disruptions at the FDA, the EMA or other regulatory authorities that are unrelated to our products, such as government shutdowns, that cause delays in the regulatory approval process;
•	the FDA, the EMA or other applicable foreign regulatory authority may fail to approve the manufacturing facilities or testing laboratories that we use; or
•

the potential for approval policies or regulations of the FDA, the EMA or other applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs and biologics in development, only a small percentage successfully complete the approval processes of the FDA, the EMA or other foreign regulatory authorities and are commercialized. While we obtained approval to market PALFORZIA in January 2020, it is the first drug approved for mitigating allergic reactions to food through desensitization and the first drug approved based on clinical findings of efficacy as measured by a double-blind, placebo-controlled food challenge, or DBPCFC, which is the testing mechanism for determining the desensitization efficacy of PALFORZIA.  As such, the approval of PALFORZIA by the FDA does not guarantee that we will be able to obtain approval of PALFORZIA outside the United States or obtain approval of our other product candidates both within and outside the United States.  Even if we receive approval of a BLA, MAA or other comparable foreign regulatory submission, the FDA, the EMA or other applicable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials. The FDA, the EMA or other applicable foreign regulatory authority may also approve such product candidates for a more limited indication and/or a narrower patient population than we originally request, and the FDA, the EMA or other applicable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization. Any delay in obtaining, or inability to obtain, applicable regulatory approval or a regulatory approval for a more limited indication and/or narrower patient population would delay, prevent, or limit commercialization of PALFORZIA outside the United States or of our other product candidates both within and outside the United States and would materially adversely impact our business and prospects.

If we do not achieve our commercialization and projected development in the timeframes we announce and expect, the commercialization of PALFORZIA, AR201 or any additional product candidates may be delayed, and our business will be harmed.

For planning purposes, we sometimes estimate the timing of the accomplishment of various commercial, scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding commercialization objectives or the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of regulatory approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•	our available capital resources or capital constraints we experience;
•	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating physicians and collaborators;
•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;
•	the classifications of our product candidates by the FDA, the EMA or other regulatory authorities;
•	our receipt of approvals by the EMA or other regulatory authorities and the timing thereof;
•	other actions, decisions or rules issued by regulators;
•	our ability to access sufficient, reliable and affordable supplies of materials used in the manufacture of our product candidates;
•	our ability to manufacture and supply clinical trial materials to our clinical sites on a timely basis;
•	the efforts of our collaborators with respect to the commercialization of our products; and
•	the securing of, costs related to, and timing issues associated with, product manufacturing as well as sales and marketing activities.

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

For example, the positive top-line results generated in our PALISADE, RAMSES and ARTEMIS trials for PALFORZIA, as well as our prior clinical trials, do not ensure that our roll-over studies for such trials, any future clinical trials or widespread use following commercialization will demonstrate similar results. Commercial products and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks following commercial launch or in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even though we have completed PALISADE, RAMSES and ARTEMIS, the results have not yet been sufficient to obtain regulatory approval or commercial acceptance for certain patient populations. For example, while the majority of adults who completed the PALISADE trial in the PALFORZIA arm successfully tolerated the 600 mg dosage (85%), the percentage of dropouts in the 18-49 age range was substantially higher than in our 4-17 year old study population thereby reducing the number of our Intent to Treat, or ITT population in the 18-49 year old age range who successfully completed the DBPCFC. As a result, in the exploratory subpopulation ages 18-49, the ITT analysis did not show statistical significance at the 600 mg dose level.

In addition, we do not know whether our planned or future clinical trials will need to be redesigned, enroll an adequate number of patients on time or be conducted on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure to:

•	obtain regulatory approval to commence a clinical trial;

•

reach agreement on acceptable terms with prospective CROs, clinical trial sites, and specialized clinical vendors, the terms of which can be subject to extensive negotiation and may vary significantly among CROs, clinical trial sites and vendors;

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

Conducting clinical trials in foreign countries, as we have done for our ARTEMIS trial, and are doing or plan to do for our ARC004, ARC005 and ARC008 trials, presents additional risks that may delay completion of our clinical trials. These risks include a foreign regulatory authority imposing additional requirements prior to the commencement of clinical trials in a foreign country, the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, complying with data privacy regulations in the EU and Canada, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks relevant to such foreign countries. For example, clinical trial materials in the EU must be certified and released by a designated qualified person, which can delay the release of clinical trial materials to clinical sites in the EU.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, safety, competing clinical trials, and physicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.

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

In accordance with our food allergy clinical trial protocols, in certain clinical trials, including our Phase 2 clinical trial of AR201 in subjects with hen egg allergy, we utilize a DBPCFC procedure. This consists of giving the offending food protein to patients in order to assess the sensitivity of their food allergy, and thus to assess the safety and efficacy of our product candidates versus placebo. The food challenge protocol is meant to induce objective symptoms of an allergic reaction. These oral food challenge procedures can potentially trigger anaphylaxis, a potentially life-threatening systemic allergic reaction. Even though these procedures are well-controlled, standardized, and performed in highly specialized centers with or near intensive care units, there are inherent risks in conducting a clinical trial of this nature. Such risks may dissuade patients or parents of patients from electing to participate in our clinical trials. In addition, an uncontrolled allergic reaction could potentially lead to a serious or even fatal reaction and any such serious clinical event could potentially adversely affect our clinical development timelines, including a complete clinical hold on our food allergy clinical trials. For instance, we are aware of one clinical trial for a peanut allergy treatment that was terminated by its safety monitoring committee because of severe adverse events arising from the administration of food challenges. We may also become liable to subjects who participate in our clinical trials and experience any such serious or fatal reactions. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition, prospects, and stock price.

Interim, “topline’” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. [Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock after this offering.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain further regulatory approval for or commercialize PALFORZIA, or obtain any regulatory approval for or commercialize AR201 or any additional product candidates.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or regulatory authorities conclude that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the regulatory authority of any marketing application we submit. Any such delay or rejection could prevent us from obtaining approval for and commercializing PALFORZIA outside the United States or obtaining approval for and commercializing AR201 or our other future product candidates within and outside the United States.

Furthermore, certain of our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. In addition, the execution of clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. The collection and use of clinical data by us and our clinical sites, CROs, clinical vendors, clinical labs and collaborators is governed by strict data privacy laws in the United States, Canada and, especially, the EU.  Failure to comply with these data privacy regulations could prevent us from using clinical data, and subject us to penalties and fines, which could delay or impair review and potential approval of marketing approval applications for our product candidates. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, our agreements with third parties may typically be terminated by such third parties upon as little as 30 days’ prior written notice or, in certain cases, under certain other circumstances, including our insolvency. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCPs or data privacy requirements, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such studies.

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

Under the BPCIA, no approval of an application for a biosimilar product may be made effective until 12 years after the original branded product is first licensed by the FDA pursuant to the approval of a BLA. We believe that PALFORZIA should qualify for this 12-year period of market exclusivity, known as reference product exclusivity, such that no approval of a biosimilar version of our product could become effective prior to the expiration of that 12-year period. However, these exclusivity provisions have been subject to various interpretations that have not yet been fully addressed by the FDA, and there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider PALFORZIA to be eligible for reference product exclusivity, potentially creating the opportunity for competition sooner than anticipated. In addition, even if PALFORZIA were to receive reference product exclusivity, a competitor may seek approval of a product candidate under a full BLA rather than a biosimilar product application. In such a case, although the competitor would not enjoy the benefits of the abbreviated pathway for biosimilar approval created under the BPCIA, the FDA would not be precluded from making effective an approval of the competitor product pursuant to a BLA prior to the expiration of our 12-year period of marketing exclusivity.

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

Significant uncertainty exists as to the coverage and reimbursement status of PALFORZIA and any product candidates for which we obtain regulatory approval. Our ability to commercialize any products successfully in the United States will depend in part on the extent to which adequate coverage and reimbursement for these products becomes available from third-party payors, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers. Third-party payors are generally able to affect the utilization of drugs by a variety of mechanisms, including deciding which medications they will cover, determining the amount they will pay for a product, establishing which formulary tier to place the drug on that may result in, among other things, greater out-of-pocket costs to patients, and creating pre-authorization procedures. A primary trend in the U.S. healthcare industry is cost containment. Coverage, reimbursement, out-of-pocket costs to patients, and pre-authorization requirements may impact the demand for any product for which we obtain regulatory approval. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

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

In addition, the treatment regimen for PALFORZIA and the anticipated treatment regimen for AR201 and our other products candidates requires a clinician to see the patient every two weeks during the dose escalation portion of the regimen. These appointments may take significant time as the patient has to be monitored for two hours after receiving an increased dose. It is not certain whether the existing reimbursement codes that can be appropriately used for these visits adequately compensate physicians for the time spent on the visits. We may decide to seek the creation of new codes and associated reimbursement rates to ensure that physicians are adequately compensated; however, creation of new codes is a complicated and lengthy process and we may not be successful in any such efforts. If appropriate codes and compensation are not available, physicians may be deterred from offering PALFORZIA, AR201 or any of our other product candidates to their patients and our business and operating results would be adversely affected.

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

As of December 31, 2019, we had 275 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize PALFORZIA, AR201 or any additional product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	continue to build a sales organization to support the commercialization of PALFORZIA;
•	expand our general and administrative, manufacturing and clinical development organizations;
•	identify, recruit, retain, incentivize and integrate additional employees;
•	establish the infrastructure necessary to support international operations;
•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and
•	continue to improve our operational, legal, financial and management controls, reporting systems and procedures.

We may be unable to successfully implement these tasks, which could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

If we fail to attract and retain senior management, we may be unable to successfully commercialize PALFORZIA or develop and conduct clinical trials of AR201 or any additional product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon our senior management. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned commercialization of PALFORZIA and our ongoing and planned clinical trials of AR201 or any additional product candidates. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service. In addition, certain members of our senior management team, including our President and Chief Executive Officer, who joined us in June 2018, have worked together for only a relatively short period of time and it may be difficult to evaluate their effectiveness, on an individual or collective basis, and ability to address future challenges to our business.

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

Although a substantial amount of our effort will focus on the commercialization, continued clinical testing and potential approval outside the United States of PALFORZIA, an important element of our strategy is to expand our product portfolio by identifying, developing and commercializing additional therapies including additional therapies using our CODIT therapeutic approach, such as product candidates for the treatment of egg allergy and multi-nut allergy. We initiated enrollment of a Phase 2 clinical trial of AR201 in subjects with hen egg allergy in August 2019. A key component of our CODIT approach is utilizing defined dosages of well-characterized food proteins in order to allow for gradual up-dosing. This requires manufacturing stable and standardized drug product, which, for naturally occurring food-based drug products, can be complex and difficult especially in low doses. Other than PALFORZIA and AR201, none of our product candidates have been tested in human clinical trials. In addition, we intend to evaluate third-party product candidates and technologies for the treatment of food allergies separately as well as in combination with any of our CODIT product candidates. Our efforts to develop, acquire or in-license product candidates may be unsuccessful for many reasons, including:

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

•	we may have difficulties finding contract manufacturers willing to manufacture our product candidates, which include food allergens;
•	a product candidate may not be capable of being produced in clinical or commercial quantities at an acceptable cost, or at all; and
•	a product candidate may not be accepted as safe and effective by physicians, patients, patient advocacy groups, healthcare payors or the general medical community.

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing PALFORZIA.

Our existing and any future collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to further develop and commercialize PALFORZIA and potential additional product candidates.

In October 2017, we entered into a clinical collaboration agreement with Regeneron Ireland Unlimited Company and Sanofi Biotechnology SAS to study PALFORZIA with adjunctive dupilumab in peanut-allergic patients in a Phase 2 trial sponsored by Regeneron, which was initiated in October 2018. In the future we may seek additional collaboration arrangements with pharmaceutical or biotechnology companies for the further development or commercialization of PALFORZIA and other product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. We face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may also not be successful in our efforts to establish and implement collaborations or other alternative arrangements that we have entered into or that we may choose to enter into in the future. The terms of any such collaborations or other arrangements may also not be favorable to us.

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

We submitted our PALFORZIA MAA to the EMA in June 2019. If we or a collaborator seek to commercialize PALFORZIA, AR201 or any of our other product candidates outside the United States, we expect that we will be subject to additional risks related to entering into these international markets or business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	different approaches by reimbursement agencies regarding the assessment of the cost effectiveness of PALFORZIA, AR201 or any of our other product candidates;
•	differing U.S. and foreign drug import and export rules;
•	reduced protection for intellectual property rights in certain foreign countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	different reimbursement systems for food allergy medications and for physicians treating food allergy patients;
•	different data privacy regulations, especially in the EU;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	potential liability resulting from activities conducted on our behalf by distributors or other vendors we engage; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

The results of the United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the EU on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the EU relating to the future trading relationship between the parties.  Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period.   These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital.

We submitted our PALFORZIA MAA to the EMA in June 2019 and we have ongoing business in the United Kingdom and the EU, including employees in the United Kingdom. Further, our ARTEMIS study was conducted solely in Europe. Our MAA for PALFORZIA was filed and any other product candidate that we may file in the future must be filed by an entity located in a EU member nation. While we are already in the process of establishing a network of subsidiary undertakings in continental Europe and  that our MAA for PALFORZIA has been filed by our subsidiary, Aimmune Therapeutics Netherlands B.V., we may face new regulatory costs and challenges that could have a material adverse effect on our operations. In addition, the lack of clarity about future United Kingdom laws and regulations, as the United Kingdom determines which EU laws to replace or replicate now that withdrawal has occurred, includes regulations related to clinical trials, marketing authorization for drug products, intellectual property rights and employment and labor matters. A lack of clarity in these areas, which are central to the development of our product candidates in the United Kingdom and the EU and our ongoing business activities in the United Kingdom, may cause operational and strategic uncertainty for us as we consider the timing of and requirements for approval in the United Kingdom for PALFORZIA and the effect of the withdrawal on our employees located in the United Kingdom, including those employees who are non-UK citizens and whose rights to live and work in the UK may change as a result of the withdrawal.

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

In addition to the development and commercialization of PALFORZIA and AR201, we are pursuing development of additional product candidates. Our current development programs for such additional product candidates are in the pre-clinical formulation and process development phase and may not result in product candidates we can advance to the clinical development phase. None of our other potential product candidates have commenced clinical trials, and there are a number of FDA and foreign regulatory requirements that we must satisfy before we can commence these clinical trials. Satisfaction of these requirements will entail substantial time, effort and financial resources, and we may never satisfy these requirements In addition, we are exploring and expect to continue to explore activities to support filing of an IND for a product candidate for the treatment of multi-nut allergy. Any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of PALFORZIA and AR201, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. Even if we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or the foreign regulatory authorities.

Risks Related to Government Regulation1

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of PALFORZIA outside the United States or of AR201 or any additional product candidates within or outside the United States.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of biologics are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country.  In January 2020, the FDA approved our Biologics License Application, or BLA, for PALFORZIA for the mitigation of allergic reactions, including anaphylaxis, that may occur with accidental exposure to peanut in patients aged 4 to 17 years old with a confirmed diagnosis of peanut allergy, and we have not commenced commercialization of the product.  However, we will not be permitted to market PALFORZIA in other countries until we receive regulatory approvals in those countries and neither we nor any future collaboration partner will be permitted to market AR201 or any additional product candidate in the United States until we receive approval of a BLA from the FDA. Obtaining regulatory approval of a BLA in the United States and similar applications in other countries can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable

[1]	NTD: To be reviewed by LW Specialists.

United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

•	warning letters;
•	civil and criminal penalties;
•	injunctions;
•	withdrawal of regulatory approval of products;
•	product seizure or detention;
•	product recalls;
•	total or partial suspension of production; and
•	refusal to approve pending BLAs or supplements to approved BLAs.

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

Regulatory approval of a BLA or equivalent application in other territories is not guaranteed, and the approval process is expensive and may take several years. The FDA and foreign regulatory authorities also have substantial discretion in the approval process, we may be required to expend additional time and resources to obtain an approval, if any, and any approval we may seek may be delayed or prevented. For example, the FDA or other regulatory authorities may require us to conduct additional clinical trials for PALFORZIA either prior to, in the case of other regulatory authorities, or post-approval, such as additional trials in specific patient subpopulations or to establish a larger safety database of patients who have been administered PALFORZIA. The FDA or other regulatory authority may also object to elements of our clinical development program. Despite the time and expense exerted, failure can occur at any stage.

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

If PALFORZIA fails to demonstrate sufficient safety and efficacy in clinical trials to gain regulatory approval outside the United States, or if AR201 or any additional product candidate fails to demonstrate sufficient safety and efficacy in clinical trials to gain regulatory approval within or outside the United States, our business and results of operations will be materially and adversely harmed. Additionally, the FDA has placed limitations on PALFORZIA in our label (including a “black box” warning) and, if the FDA or other regulatory authorities require that we conduct additional clinical trials, delay approval to market PALFORZIA outside the United States or further limit the use of PALFORZIA, our business and results of operations may be harmed.

Even though PALFORZIA has been approved by the FDA, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, PALFORZIA and any additional product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Following the approval of a drug, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance.

PALFORZIA is subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-marketing information, including both federal and state requirements in the United States and the requirements of the regulatory authorities in other countries. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive regulatory requirements, including ensuring that quality control and manufacturing procedures conform to current cGMP requirements. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, quality control, and quality assurance. We will also be required to report certain adverse reactions and production problems, if any, to regulatory authorities, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have regulatory approval.

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

The regulatory environment surrounding information security, confidentiality and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws both generally and specifically in relation to protected health information, including the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and related laws, and European laws and regulations, including the General Data Protection Regulation, or GDPR, and the e-Privacy Directive (2002/58/EC), soon to be replaced by an e-Privacy Regulation, and the EU national laws implementing or supplementing the GDPR or e-Privacy Directive, as well as the California Consumer Privacy Act and other upcoming U.S. laws. Compliance with these data privacy and security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk, particularly given uncertainty that sometimes exists surrounding how to comply, that we may be subject to fines and penalties, regulatory investigations, litigation and reputational harm, which could materially and adversely affect our clinical trials, business, financial condition and operations.

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

On January 31, 2020, or the Exit Date, the UK left the EU and entered a transition period, which is currently scheduled to end on December 31, 2020. . Following the withdrawal of the UK from the EU, the relationship between the UK and EU in relation to certain aspects of data protection law remains unclear. Personal data exports from the EU and EEA to the UK can continue without change until the end of the transition period. However, after this time, we may be required to find alternate solutions for the compliant transfer of personal data into (and possibly from) the UK.

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

We are also subject to evolving EU privacy laws on cookies and e-marketing. The EU is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each EU Member State. The draft e-Privacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases fining powers to the same levels as the GDPR (i.e. the greater of 20 million Euros or 4% of total global annual revenue). While the text of the e-Privacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs and require significant systems changes.

We are also subject to a wide variety of other laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as worker classification, labor and employment, anti-discrimination, whistleblowing and worker confidentiality obligations, product liability, intellectual property, taxation, privacy, data security and competition, are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.  For example, in the United States, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

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

PALFORZIA and AR201 or any additional products, if approved, may cause or contribute to adverse medical events that we are required to report to regulatory authorities and if we fail to do so we could be subject to sanctions that would materially harm our business.

Some participants in our clinical trials have reported adverse effects after being treated with PALFORZIA. For example, in our PALISADE clinical trial, of patients ages 4-17, 12.4% of patients from the PALFORZIA treatment arm and 2.4% of patients from the placebo-treatment arm discontinued due to investigator-reported adverse events. Additionally, eight PALFORZIA-treated patients in the PALISADE trial experienced a total of ten severe adverse events, and four of these patients discontinued treatment. As a condition of the approval of PALFORZIA, the FDA requires, and foreign regulatory authority regulations may require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of additional products.

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

In order to market any product in the European Economic Area, or EEA (which is composed of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein, and the United Kingdom until the end of the transition period on December 31, 2020 provided for in the Withdrawal Agreement between the EU and the UK), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a MAA. Before granting the MAA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. We submitted our PALFORZIA MAA to the EMA in June 2019.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for PALFORZIA and any additional product candidates. We intend to rely upon a combination of patents, trademarks, trade secrets and confidentiality agreements to protect PALFORZIA and our product candidates. Evaluating the strength of patents in the biotechnology and pharmaceutical fields involves complex legal and scientific questions and, as a result, the patent position of biopharmaceutical companies can generally be highly uncertain. Further, any disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

The degree of patent protection we require to successfully commercialize PALFORZIA and our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. Though we currently own five issued patents in the United States covering certain of our manufacturing methods, methods of treatment and the formulation for PALFORZIA, and four issued patents in foreign countries covering certain of our manufacturing methods for PALFORZIA, we do not anticipate that we will be able to obtain a composition of matter patent over the active pharmaceutical ingredient in PALFORZIA, AR201 or for any other product candidates that are based on widely or readily available food products. We have filed additional patent applications that relate to the manufacture, formulation, use and other aspects of PALFORZIA and certain of our other product candidates. We cannot assure our stockholders that these applications will result in any additional issued patents in the U.S. or foreign countries. Even if any such additional patents issue, we cannot assure our stockholders that they or any other patents we obtain will include any claims with a scope sufficient to protect PALFORZIA, AR201 or any other additional product candidate or otherwise provide us with meaningful protection or competitive advantage.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States.  Similarly, laws of the United States may not protect our rights to the same extent as the laws of foreign countries.   Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed as a regular, non-provisional application. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. If we encounter delays in our clinical trials or other delays during the regulatory approval or commercialization process, even if we obtain patents covering PALFORZIA, AR201 or other product candidates, the period of time during which we could exclusively market PALFORZIA, AR201 or such other product candidates under such patents would be reduced, even if we are able to obtain an extension of patent term due to regulatory delay. As a result, any patents we obtain may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to PALFORZIA, AR201 or our other product candidates, including generic versions of such products.

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

The trading price of our common stock has been highly volatile and could be subject to wide fluctuations in response to various factors, including the following:

•	announcements of regulatory approval or disapproval of PALFORZIA outside the United States or any of our product candidates;
•	delays in the commercialization of PALFORZIA, or any of our product candidates if approved;
•	changes in revenue and earnings estimates or recommendations by securities analysts;
•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•	results of, or delays in, our clinical trials;
•	delays in our product development timelines;
•

limitations to specific label indications or patient populations for PALFORZIA use, or changes or delays in the regulatory review process of PALFORZIA outside the United States or of any of our product candidates;

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

As of December 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 58% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards to offset its post-change taxable income may be limited. Limitations may also apply to the utilization of other pre-change tax attributes as a result of an ownership change. As of December 31, 2019, we had generated NOL carryforwards for federal income tax purposes of $522.3 million and for California income tax purposes of $12.0 million. These federal and California NOL carryforwards will begin to expire in 2031, if not utilized. Following the equity investment by Nestlé Health Science in November 2016, we performed a Section 382 analysis and determined that we experienced multiple ownership changes under Section 382 of the Code prior to December 31, 2017. Such annual limitations could affect the utilization of NOL and tax credit carryforwards in the future. We experienced no significant permanent losses of tax attributes due to these ownership changes.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Brisbane, California where we lease a total of approximately 58,000 square feet. The lease for this office space expires on June 30, 2024. We also lease office space in Durham, North Carolina and London, United Kingdom.

In addition, we lease approximately 30,000 square feet of manufacturing space in Clearwater, Florida pursuant to a lease that expires in 2025.

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

Holders of Record

On February 14, 2020, there were approximately 15 stockholders of record of our common stock and the closing price of our common stock was $27.97 per share as reported by The Nasdaq Global Select Market. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the Securities Purchase Agreement we entered into with Nestle Health Science US Holdings, Inc. in February 2020, contractually prevents us from using any of the proceeds from the sale and issuance of the shares of our common stock as a cash dividend or distribution until the second anniversary of the closing date. Further, we are currently subject to covenants under our credit agreement with an affiliate of KKR, LLC that place restrictions on our ability to pay dividends. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2019.

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

Item 6. Selected Financial Data.

The following selected financial data are derived from the consolidated financial statements. The data presented below should be read in conjunction with the consolidated financial statements of the Company, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Operating expenses
Research and development	$123,987	$133,420	$89,325	$54,642	$19,816
General and administrative	125,817	81,921	43,949	26,885	16,181
Total operating expenses	249,804	215,341	133,274	81,527	35,997
Loss from operations	(249,804)	(215,341)	(133,274)	(81,527)	(35,997)
Interest income	5,851	4,984	2,190	918	217
Interest expense	(4,916)	(113)	(114)	(97)	(36)
Other income (expense), net	1,088	(221)	(71)	(118)	—
Loss before provision for income taxes	(247,781)	(210,691)	(131,269)	(80,824)	(35,816)
Provision for income taxes	716	61	56	—	—
Net loss	$(248,497)	$(210,752)	$(131,325)	$(80,824)	$(35,816)
Net loss per share, basic and diluted	$(3.97)	$(3.67)	$(2.61)	$(1.89)	$(1.88)
Weighted average shares used in computing net loss per share, basic and diluted	62,558	57,403	50,401	42,751	19,041

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$79,880	$107,511	$73,487	$124,010	$76,777
Working capital	101,629	274,607	162,512	240,230	192,359
Total assets	204,369	339,555	206,934	298,789	212,361
Accumulated deficit	(724,680)	(476,234)	(265,482)	(134,157)	(53,333)
Total stockholders' equity	104,024	298,947	177,805	285,972	206,251

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

Overview

We are a biopharmaceutical company developing and commercializing treatments for potentially life-threatening food allergies. It is estimated that over 30 million people in the United States and Europe have a food allergy, with peanut allergy being the most prevalent and most commonly associated with severe outcomes and life-threatening events.

Patients with food allergies are typically counseled to practice strict dietary avoidance. When accidental exposure to food allergens invokes a serious allergic reaction, rescue therapies, such as antihistamines or injectable epinephrine, are the only recourse available.

Our main therapeutic approach, which we refer to as Characterized Oral Desensitized Immunology Therapy, or CODITTM, is designed to desensitize patients to food allergens and thereby reduce the risk of having an allergic reaction upon accidental exposure or reduce symptom severity should an allergic reaction occur. As a result, we believe CODIT could contribute to reducing the burden and anxiety experienced by food-allergic patients and their families.

PALFORZIATM (Peanut (Arachis hypogaea) Allergen Powder-dnfp) (formerly AR101) is our lead internally developed product utilizing CODIT and was approved by the FDA for marketing and sale in the United States in January 2020.  PALFORZIA is indicated for the mitigation of allergic reactions, including anaphylaxis, that may occur with accidental exposure to peanut. PALFORZIA is approved for use in patients with a confirmed diagnosis of peanut allergy. Initial Dose Escalation may be administered to patients aged 4 through 17 years. Up-dosing and maintenance may be continued in patients 4 years of age and older. PALFORZIA is to be used in conjunction with a peanut-avoidant diet. We are currently commercializing PALFORZIA in the United States through a specialty sales force of approximately 80 Practice Account Managers targeting practicing allergists. We expect to commence commercial sales in the first quarter of 2020.

In addition to the approved indication, we are developing PALFORZIA for use in young children aged one to less than four years old in a randomized, double-blind, placebo controlled multinational Phase 3 trial called POSEIDON. We expect to complete enrolment of this trial in the second half of 2020. We also submitted a Marketing Authorization Application, or MAA, for PALFORZIA with the European Medicines Agency, or EMA, in June 2019 and the application is currently under review. We expect the EMA to issue a decision on the application in the fourth quarter of 2020.  We maintain worldwide commercial rights to PALFORZIA and all of our product candidates. If approved in the European Union, or EU, and the United Kingdom, we currently intend to commercialize PALFORZIA in Europe by developing a specialty sales force targeting allergy-focused clinicians in major European markets, beginning with Germany.

We are developing additional CODIT product candidates beyond peanut allergy. In August 2019, we commenced a Phase 2 clinical trial in subjects with hen egg allergy for our product candidate, AR201, which we expect to be fully enrolled for in the second half of 2020. We are also exploring a product candidate designed to treat multi-nut allergy, including walnut allergy.

Since commencing our operations in 2011, substantially all our efforts have been focused on research, development and commercialization of PALFORZIA. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. We incurred net losses of $248.5 million, $210.8 million and $131.3 million for the years ended December 31, 2019, 2018, and 2017, respectively, and used $195.4 million of cash in operations for the year ended December 31, 2019. As of December 31, 2019, our accumulated deficit was $724.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we begin to commercialize PALFORZIA and as we continue to develop other product candidates.

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

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches. Of the total loan amount, $40.0 million was funded upon the closing of the transaction in January 2019 and $85.0 million was funded in February 2020 upon FDA approval of AR101 and satisfaction of other customary borrowing conditions. The remaining $45.0 million is to be made available at our option in 2020, upon the satisfaction of certain borrowing conditions, including our achievement of aggregate net sales (as defined in the agreement) for PALFORIZA by July 31, 2020 in an amount of at least $30.0 million.

In February 2020, we sold Nestlé Health Science an additional 525,634 shares of our Series A Preferred Stock at a price of $319.675 per share and 1,000,000 shares of our common stock at a price of $31.97 per share for aggregate proceeds of $200.0 million.

We rely exclusively on the Golden Peanut Company, or GPC, to provide standard food-grade peanut flour pursuant to a long-term exclusive commercial supply agreement. We currently utilize contract manufacturers for all our manufacturing activities. In June 2015, we entered into a lease for a manufacturing facility in Clearwater, Florida. In June 2017, we completed the construction of the manufacturing facility within the leased building, which we intend to handle full-scale cGMP (current Good Manufacturing Practices) commercial production of PALFORZIA and supply future clinical trials of AR101. This manufacturing facility became operational in November 2018. We plan to continue to rely on the contract manufacturer that is located at the same site to manage the operations of this new manufacturing facility. Additionally, we currently utilize specialized clinical vendors, clinical trial sites, consultants, and clinical research organizations, or CROs, to ensure the proper and timely conduct of our clinical trials. We expect to continue to significantly increase our investment in our manufacturing process and commercial organization as we launch PALFORZIA commercially in the United States and as we prepare for the potential approval of the MAA with the EMA for PALFORZIA.

Credit Agreement with KKR

In January 2019, we entered into a Credit Agreement with KKR Peanut Aggregator L.P., an affiliate of KKR LLC, which we refer to, together with the several banks and other financial institutions from time to time party to the Credit Agreement, collectively as the Lenders, and Cortland Capital Market Services LLC, as the administrative agent and the collateral agent, or Agent.  The Credit Agreement consists of a six-year term loan facility for an up to aggregate principal amount of $170.0 million, which we refer to as the Term Loans.  The Credit Agreement provided for an initial Term Loan of $40.0 million, which was funded in January 2019.  We drew an additional $85.0 million of the Term Loans in February 2020 following FDA approval of PALFORZIA and satisfaction of other customary borrowing conditions. At our option and, subject to the fulfillment of customary conditions precedent, including our achievement of aggregate net sales (as defined in the agreement) for PALFORIZA by July 31, 2020 in an amount of at least $30.0 million, we may draw the remaining $45.0 million of the Term Loans.  The Term Loans under the Credit Agreement bear interest through maturity, at our election, with respect to (a) ABR Loans, 6.50% per annum and (b) LIBOR Loans, 7.50% per annum.  We began accruing interest on the outstanding Term Loans on March 31, 2019, and continue to accrue interest on the outstanding Term loans on the last business day of each March, June, September and December thereafter while any Term Loan is outstanding, as well as on the final maturity date of the Term Loans. For each interest payment date until and including the fiscal quarter ending June 30, 2020, we have the option to elect whether the interest payments due on such interest payment date shall be paid in cash or paid in kind and capitalized.  We have selected to pay in kind and have the interest capitalized for the year ending December 31, 2019.

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

In February 2020, we announced a $200.0 million equity investment by Nestle Health Science S.A. and the extension of their existing strategic collaboration designed to enable the development and commercialization of innovative food allergy therapies, which will terminate in November 2021.

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

Accrued Research and Development Costs

We record expenses for our research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials, contract manufacturing activities and pre-approval inventory, based upon the estimated amount of services provided and work completed but not yet invoiced and in accordance with agreements established with these third-party service providers. We include these costs in accrued liabilities in the consolidated balance sheets and within research and development expenses in the consolidated statements of operations and comprehensive loss. These costs are a significant component of our research and development expenses.

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

We recorded stock-based compensation expense of $32.9 million, $32.7 million and $16.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average grant date fair value of stock options granted were as follows:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	6.0	6.0	6.0
Expected volatility	62.4%	67.8%	73.1%
Risk free interest rate	2.3%	2.5%	2.0%
Dividend yield	—	—	—
Weighted average estimated fair value	$13.47	$19.53	$13.70

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

As of December 31, 2019, we had $48.2 million and $7.9 million of unrecognized stock-based compensation expense related to unvested stock options and stock awards, respectively, which is expected to be recognized over an estimated weighted-average period of 2.7 years and 2.4 years, respectively. For stock options subject to ratable vesting, we recognize stock-based compensation expense on a straight-line basis over the service period for the entire award. In future periods, our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.

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

We recognize all research and development expenses as they are incurred. Clinical trial, contract manufacturing prior to FDA approval and other development costs incurred by third parties are expensed as the contracted work is performed.

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

Results of Operations

Comparison of the years ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$123,987	$133,420	$(9,433)	(7)%
General and administrative	125,817	81,921	43,896	54%
Total operating expenses	249,804	215,341	34,463	16%
Loss from operations	(249,804)	(215,341)	(34,463)	16%
Interest income	5,851	4,984	867	17%
Interest expense	(4,916)	(113)	(4,803)	4250%
Other income (expense), net	1,088	(221)	1,309	(592)%
Loss before provision for income taxes	(247,781)	(210,691)	(37,090)	18%
Provision for income taxes	716	61	655	1074%
Net loss	$(248,497)	$(210,752)	$(37,745)	18%

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(In thousands)
External clinical-related expenses	$68,262	$86,577	$(18,315)	(21)%
Employee-related costs	31,644	27,903	3,741	13%
Stock-based compensation expense	11,245	9,945	1,300	13%
Facilities and other costs	12,836	8,995	3,841	43%
Total research and development	$123,987	$133,420	$(9,433)	(7)%

Research and development expenses decreased by $9.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to decreased external clinical-related expenses, which were partially offset by higher employee-related costs, stock-based compensation expense and facilities and other costs. External costs decreased primarily due to the close-out of certain PALFORZIA clinical trials, including RAMSES, ARC009, ARTEMIS and ARC011, and were partially offset by an increase in manufacturing costs for the production of pre-approval inventory of PALFORZIA as well as costs related to our Phase 2 clinical trial of AR201 in subjects with hen egg allergy. Employee-related costs and stock-based compensation expense increased primarily due to increased headcount to support continued development of PALFORZIA. Facilities and other costs increased primarily due to the allocation of higher facilities and information technology costs, which are allocable from general and administrative to research and development expenses based on headcount.

We expect research and development expenses to decrease in the near-term as we continue to close-out PALFORZIA related clinical trials, which we expect to be partially offset by the development of additional CODIT product candidates, including for the treatment of egg allergy and multi-tree nut allergy. Following our receipt of regulatory approval of PALFORZIA in January 2020, future manufacturing costs will be capitalized as inventory and will subsequently be expensed as costs of goods sold when such inventory is sold.

General and Administrative Expenses

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(In thousands)
Employee-related costs	$44,684	$22,949	$21,735	95%
Stock-based compensation expense	21,684	22,787	(1,103)	(5)%
External professional services	56,168	35,028	21,140	60%
Facilities and other costs	3,281	1,157	2,124	184%
Total general and administrative	$125,817	$81,921	$43,896	54%

General and administrative expenses increased by $43.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to increased employee-related costs, external professional services costs and facilities and other costs. Employee-related costs increased primarily due to increased headcount, which was for additional administrative support for the continued buildout of our infrastructure to support the commercialization of PALFORZIA, including the establishment of key commercial functions such as marketing, market access and our field teams and a medical science liaison organization.  External professional services costs increased primarily due to consulting services for commercial planning, medical education and grants, and support for PALFORZIA.  Facilities and other costs increased due to increased general and administrative costs related to support functions and general supplies for our growing headcount.  Stock-based compensation expense decreased primarily due to lower expense from our stock issuance to an affiliate of GPC as a result of lower stock prices in 2019.

We expect our general and administrative expenses to continue to increase as we continue to build our commercial infrastructure, including the hiring of additional personnel, and incur expenses related to the commercialization of PALFORZIA.

Interest Income

Interest income increased by $0.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to higher interest income resulting from higher average cash, cash equivalents, and investment balances.

Interest Expense

Interest expense increased by $4.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, due to interest expense on long-term debt issued in January 2019.

Other income (expense), net

Other income (expense), net, increased by $1.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, due to research and development credits related to our foreign subsidiaries.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2019 resulted from our foreign subsidiaries.

Comparison of the years ended December 31, 2018 and 2017

Refer to our Annual Report on Form 10-K filed with the SEC on February 28, 2019 for a comparison of the results for the years ended December 31, 2018 and 2017.

Liquidity and Capital Resources

As of December 31, 2019, we had cash, cash equivalents and investments of $158.2 million. With the proceeds from Nestlé Health Science’s $200.0 million equity investment and the draw of the second loan tranche from KKR of $85.0 million in February 2020, we anticipate that these financial resources will fully fund us based on our current business plan.

In February and March 2018, we issued and sold an aggregate of 6,325,000 shares of our common stock in an underwritten public offering at a price to the public of $32.00 per share, including the closing of the full exercise of the underwriters’ option to purchase an additional 825,000 shares of common stock.  In November 2018, we sold 3,237,529 shares of our common stock to Nestlé Health Science at a price of $30.27 per share, for aggregate proceeds of $98.0 million.

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches. Of the total loan amount, $40.0 million was funded upon the closing of the transaction in January 2019 and $85.0 million was funded in February 2020 upon FDA approval of AR101 and satisfaction of other customary borrowing conditions. The remaining $45.0 million is to be made available at our option in 2020, upon the satisfaction of certain borrowing conditions, including our achievement of aggregate net sales (as defined in the agreement) for PALFORIZA by July 31, 2020 in an amount of at least $30.0 million. The loan can be prepaid at our discretion, at any time, subject to prepayment fees.  The weighted-average interest rate will be calculated based on the daily cost of borrowing, reflecting the relevant adjusted London Interbank Offered Rate, or LIBOR, or Alternate Base Rate, or ABR plus the applicable margin. We have the option to elect to make interest payments from available funds or make interest payments in kind by capitalizing such interest amounts on the applicable interest payment date by adding the amounts to the outstanding principal amount of the loan. Any capitalized amounts shall thereafter bear interest. The Company has selected to pay in kind and have the interest capitalized for the year ending December 31, 2019.

In February 2020, we sold Nestlé Health Science an additional 525,634 shares of our Series A Preferred Stock at a price of $319.675 per share and 1,000,000 shares of our common stock at a price of $31.97 per share for aggregate proceeds of $200.0 million.

With FDA approval in January 2020, we expect to commence commercial sales in the first quarter of 2020. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities with existing cash and investment and through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

We expect to incur continued expenditures in the future in connection with the expansion of our U.S. commercial infrastructure and sales force in connection with commercializing PALFORZIA in the United States. In addition, we intend to continue to make investments in the development of AR201 to treat egg allergy and explore other product candidates.

Summary Statement of Cash Flows

Comparison of the years ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018	Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(195,408)	$(169,128)	$(26,280)
Investing activities	111,899	(96,010)	207,909
Financing activities	55,878	299,162	(243,284)
Net change in cash and cash equivalents	$(27,631)	$34,024	$(61,655)

Net Cash Used In Operating Activities

Net cash used in operating activities was $195.4 million for the year ended December 31, 2019, an increase of $26.3 million from $169.1 million for the year ended December 31, 2018. This increase was primarily due to higher net loss from operations resulting from increased general and administrative expenses.

Net Cash Provided By Investing Activities

Net cash provided by investing activities was $111.9 million for the year ended December 31, 2019, an increase of $207.9 million from net cash used in investing activities of $96.0 million for the year ended December 31, 2018. The increase was primarily due to the timing of net maturities of various investments and capitalized assets.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $55.9 million for the year ended December 31, 2019, a decrease of $243.3 million from $299.2 million for the year ended December 31, 2018. The decrease was primarily due to 6,325,000 shares issued and sold during our public offering in February 2018, which was partially offset by our net debt borrowing under the KKR agreement of $36.1 million in January 2019.

As of December 31, 2019, we had cash, cash equivalents and investments of $158.2 million.

Comparison of the years ended December 31, 2018 and 2017

Refer to our Annual Report on Form 10-K filed with the SEC on February 28, 2019 for a comparison of the results for the years ended December 31, 2018 and 2017.

Contractual Obligations and Other Commitments

The following table summarizes our future contractual obligations as of December 31, 2019:

	Years
	Total	Less than 1	1–3	3–5	More than 5
	(In thousands)
Operating leases	$17,506	$3,772	$7,868	$5,639	$227
Capital lease	78	34	44	—	—
Long-term debt (1)	44,004	—	—	44,004	—
Other purchase commitments and obligations (2), (3), (4), (5)	52,389	11,892	18,592	18,875	3,030
Total contractual obligations	$113,977	$15,698	$26,504	$68,518	$3,257

(1)

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches. Of the total loan amount, $40.0 million was funded upon the closing of the transaction. The loan can be prepaid at our discretion, at any time, subject to prepayment fees. The weighted-average interest rate is calculated based on the daily cost of borrowing, reflecting the relevant adjusted LIBOR Rate or ABR plus the applicable margin. We have the option to elect to make interest payments from available funds or make interest payments in kind by capitalizing such interest amounts on the applicable interest payment date by adding the amounts to the outstanding principal amount of the loan. Any capitalized amounts shall thereafter bear interest. The Company selected to pay in kind and have the interest capitalized for the year ending December 31, 2019.

In February 2020, $85.0 million was funded following FDA approval of PALFORZIA and satisfaction of other customary borrowing conditions. The remaining $45.0 million is to be made available at our option in 2020, upon the satisfaction of certain borrowing conditions, including our achievement of aggregate net sales (as defined in the agreement) for PALFORIZA by July 31, 2020 in an amount of at least $30.0 million.

(2)

We purchase standard food-grade peanut flour from Golden Peanut Company, or GPC, a wholly-owned subsidiary of Archer Daniels Midland, pursuant to a long-term exclusive commercial supply agreement, which was expanded and extended in January 2018. GPC is not allowed to sell several peanut flour products to any third party worldwide for use in OIT for the treatment or cure of peanut allergy, provided that we are in compliance with our exclusive purchase obligation and meet specified annual purchase commitments. The restated agreement remains in effect until ten years after the first delivery to us of peanut flour for commercial use and includes an option for us to extend the term for an additional five years. In connection with the expansion and extension of the agreement, we issued Archer Daniels Midland Company 300,000 shares of our common stock, vesting over a 3.5-year period.

Pursuant with the restated agreement, our purchase obligation commences with the first delivery of peanut flour for commercial use, which occurred in 2019. The aggregate purchase commitment under this agreement would be $5.6 million over a term of nine years.

(3)

In December 2018, we entered into an exclusive supply agreement for egg protein with Michael Foods, Inc. Pursuant to the agreement, we have exclusive access to the clinical and commercial use of Michael Foods’ egg products for any egg allergy treatment, prevention or cure for a period of up to 15 years beyond the potential approval of AR201.

(4)

In May 2019, we entered into a commercial supply agreement, or the Commercial Supply Agreement, pursuant to which CoreRx, Inc. agreed to manufacture commercial supply of PALFORZIA, if approved. Under the Commercial Supply Agreement, we are required to purchase a minimum percentage of our PALFORZIA commercial supply requirements in each of the first six years of the Commercial Supply Agreement, subject to certain conditions and restrictions, ranging from 100% in 2019 and decreasing to a majority in 2024.We are also required to purchase a minimum percentage or our PALFORZIA supply requirements for release testing in each of the first six years of the Commercial Supply Agreement, ranging from 100% in 2019 and decreasing to a significant majority in 2024. As of December 31, 2019, the minimum aggregate purchase commitment under this agreement would be $43.8 million. The initial term of the Commercial Supply Agreement began upon execution of the Commercial Supply Agreement and will continue until December 31, 2024. The Commercial Supply Agreement then automatically renews for successive two-year terms, unless earlier terminated pursuant to its terms, or upon either party’s notice of termination to the other.

(5)

In November 2019, we entered into a commercial packaging agreement, or the Commercial Packaging Agreement, with AndersonCrecon Inc. doing business as PCI of Illinois, or PCI, pursuant to which PCI package bulk product in accordance with our specifications, applicable laws and the terms and conditions of the Commercial Packaging Agreement. The initial term of the Commercial Packaging Agreement is for four contract years following the effective date. Contract Year one means the period beginning on the effective date of the Commercial Packaging Agreement and ending on December 31, 2019. Each contract year thereafter is the 12-month period from January 1 to December 31. The Commercial Packaging Agreement will automatically be renewed for one-year terms after the end of the Initial Term unless and until one party gives the other party at least three (3) years prior written notice of its desire to terminate as of the end of the then-current term, or is otherwise terminated in accordance with the other terms of the Commercial Packaging Agreement. As of December 31, 2019, the minimum aggregate purchase commitment under this agreement would be $3.0 million.

In February 2020, we entered into a license agreement, or the License Agreement, with Xencor, Inc., or Xencor, for the exclusive, worldwide, royalty-bearing license for the development, manufacture and commercialization of biopharmaceutical products containing or comprising the humanized monoclonal antibody AIMab7195 (formerly XmAb7195) or certain variants of AIMab7195, each of which is referred to as an AIMab7195 Product. We will be solely responsible for costs related to the development of AIMab7195.

We are obligated to pay Xencor an aggregate of up to $380.0 million in milestone payments, which includes $17.0 million in development milestones, $53.0 million in regulatory milestones and $310.0 million in sales milestone, and to issue an additional number of shares of our Common Stock having an aggregate value of $5.0 million in connection with the achievement of the first development milestone with respect to an AIMab7195 Product. We will also pay a royalty to Xencor equal to a percentage of net sales of AIMab7195 Products in the high single-digit to mid-teen range. Our contractual obligations under the License Agreement are not reflected in the table above.

In connection with our entry into the License Agreement, we also agreed to assume Xencor’s rights and obligations under its license of the AIMab7195 cell line from Catalent Pharma Solutions LLC, which manufactures AIMab7195 using their proprietary GPEx® technology.

We enter into agreements in the normal course of business with vendors for other services and products for operating purposes, including contract research organizations for clinical trials and vendors for manufacturing-related expenses, which are cancelable at any time by us, generally upon 30 days prior written notice. These payments are not included in this table of contractual obligations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have variable interests in variable interest entities.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2019, we had cash, cash equivalents and investments of $158.2 million, which consisted primarily of money market funds, agency securities, corporate securities, U.S. government securities and commercial paper. Such interest-earning instruments carry a degree of interest rate risk. However, historical fluctuations of interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We have not historically been exposed to material risks due to changes in interest rates. Based on our investment positions as of December 31, 2019, a hypothetical 100 basis point change in interest rates would result in a $0.3 million change in the fair market value of the portfolio. Any changes would only be realized if we sold the investments prior to maturity.

As of December 31, 2019, we had approximately $44.0 million of future principal payments associated with long-term debt with variable interest rate components. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 9.2% on our long-term debt as of December 31, 2019, would result in a change in our annual interest expense impacting the financial statements by approximately $0.4 million.  This hypothetical increase or decrease will likely be different from what actually occurs in the future, and the impact may differ from that quantified herein.

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

To the Stockholders and Board of Directors
Aimmune Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aimmune Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of accrual for research and development costs related to clinical trial activities

As discussed in Note 4 to the consolidated financial statements, the Company has accrued liabilities for research and development costs in the amount of $11.3 million as of December 31, 2019. This accrual includes liabilities for clinical trial activities which includes clinical studies. Clinical studies are primarily managed internally, with the assistance of third-party service providers, including contract research organizations and contract manufacturing organizations. The accrual for clinical trial activities is based on an estimate of the percentage of activities completed to date, contractual rates, and amounts invoiced and paid to date.

We identified the assessment of the accrual for research and development costs related to clinical trial activities as a critical audit matter. The percentage of activities completed to date requires subjective estimates based on discussions with and reports provided by the contract research organizations and contract manufacturing organizations, oversight of the activities and the overall project budgets. Testing of the estimates required a higher degree of auditor judgment to evaluate, and changes to the estimates could have a significant impact on the amount of accrued clinical trial expenses recorded by the Company.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s accrued research and development process, including controls over the estimation of activities completed to date. For certain clinical trial studies, we assessed the Company’s estimates of the activities completed to date by (1) inquiring with Company personnel responsible for overseeing the clinical trial activities to understand progress of the activities; (2) inspecting correspondence received directly from the contract research organizations and contract manufacturing organizations, including status reports, and comparing the reported amounts to the Company’s estimates; (3) inspecting executed change orders and original contract terms, including the timeline and budget, and comparing them to the Company’s estimated research activities completed to date; (4) inspecting the Company’s accrual analysis and calculation and obtaining the third party reports detailing site visit and patient information and agreeing the inputs to the Company’s calculation; (5) inspecting executed clinical trial agreements for the relevant rates and agreeing the rates to the Company’s calculation; (6) testing the mathematical accuracy of the calculation; and (7) performing a lookback analysis by comparing the estimated accrual balance as of December 31, 2019 to the actual amounts that were ultimately invoiced to assess the Company’s ability to estimate the accrual.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

San Francisco, California
February 27, 2020

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$79,880	$107,511
Short-term investments	63,633	196,421
Prepaid expenses and other current assets	5,564	8,687
Total current assets	149,077	312,619
Long-term investments	14,661	—
Property and equipment, net	28,604	26,328
Operating lease right-of-use-assets	11,512	—
Prepaid expenses and other assets	515	608
Total assets	$204,369	$339,555
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,882	$8,833
Accrued liabilities	31,286	29,144
Operating lease liabilities, current	2,257	—
Other current liabilities	23	35
Total current liabilities	47,448	38,012
Long-term debt, net of discount	41,028	—
Operating lease liabilities	10,524	—
Other liabilities	1,345	2,596
Total liabilities	100,345	40,608
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share - 10,000 shares authorized at December 31, 2019 and 2018; 0 shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, par value $0.0001 per share - 290,000 shares authorized as of December 31, 2019 and 2018; 63,779 and 62,142 shares issued and outstanding as of December 31, 2019 and 2018, respectively	6	6
Additional paid-in capital	828,618	775,283
Accumulated other comprehensive income (loss)	80	(108)
Accumulated deficit	(724,680)	(476,234)
Total stockholders’ equity	104,024	298,947
Total liabilities and stockholders’ equity	$204,369	$339,555

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Operating expenses
Research and development	$123,987	$133,420	$89,325
General and administrative	125,817	81,921	43,949
Total operating expenses	249,804	215,341	133,274
Loss from operations	(249,804)	(215,341)	(133,274)
Interest income	5,851	4,984	2,190
Interest expense	(4,916)	(113)	(114)
Other income (expense), net	1,088	(221)	(71)
Loss before provision for income taxes	(247,781)	(210,691)	(131,269)
Provision for income taxes	716	61	56
Net loss	(248,497)	(210,752)	(131,325)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on investments	188	—	(81)
Comprehensive loss	$(248,309)	$(210,752)	$(131,406)

Net loss per share, basic and diluted	$(3.97)	$(3.67)	$(2.61)
Weighted average shares used in computing net loss per common share, basic and diluted	62,558	57,403	50,401

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	deficit	Equity
Balance as of December 31, 2016	50,204	$5	$420,151	$(27)	$(134,157)	$285,972
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	887	—	6,520	—	—	6,520
Stock-based compensation	—	—	16,719	—	—	16,719
Other comprehensive loss	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(131,325)	(131,325)
Balance as of December 31, 2017	51,091	$5	$443,390	$(108)	$(265,482)	$177,805
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	1,188	—	10,726	—	—	10,726
Issuance of common stock upon public offering	6,325	1	190,435	—	—	190,436
Issuance of common stock upon securities agreement	3,538	—	98,000	—	—	98,000
Stock-based compensation	—	—	32,732	—	—	32,732
Net loss	—	—	—	—	(210,752)	(210,752)
Balance as of December 31, 2018	62,142	$6	$775,283	$(108)	$(476,234)	$298,947
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	1,637	—	20,406	—	—	20,406
Stock-based compensation	—	—	32,929	—	—	32,929
Other comprehensive income	—	—	—	188	—	188
Accumulated depreciation upon adoption of ASU Topic 842					51	51
Net loss	—	—	—	—	(248,497)	(248,497)
Balance as of December 31, 2019	63,779	$6	$828,618	$80	$(724,680)	$104,024

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(248,497)	$(210,752)	$(131,325)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	4,086	1,598	966
Stock-based compensation expense	32,929	32,732	16,719
Non-cash interest expense	4,626	—	—
Amortization of premium on investment securities	(1,631)	(886)	511
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,888	(1,995)	(1,435)
Accounts payable	6,200	2,688	2,315
Accrued liabilities	2,039	7,412	11,557
Other liabilities	952	75	1,087
Net cash used in operating activities	(195,408)	(169,128)	(99,605)
Cash flows from investing activities:
Purchase of property and equipment	(8,047)	(9,420)	(6,425)
Purchase of investments	(166,321)	(261,293)	(129,534)
Maturities of investments	286,267	174,703	178,521
Net cash provided by (used in) investing activities	111,899	(96,010)	42,562
Cash flows from financing activities:
Borrowings under debt agreement	40,000	—	—
Debt issuance costs	(3,856)	—	—
Proceeds from underwritten public offering, net of offering costs	—	288,435	6,520
Net cash proceeds from exercise of stock options, including early exercise	20,406	10,727	—
Tax withholdings related to net share settlements of restricted stock units	(672)	—	—
Net cash provided by financing activities	55,878	299,162	6,520
Net (decrease) increase in cash and cash equivalents	(27,631)	34,024	(50,523)
Cash and cash equivalents at the beginning of the year	107,511	73,487	124,010
Cash and cash equivalents at the end of the year	$79,880	$107,511	$73,487
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$1,048	$1,301	$1,355
Supplemental cash flow disclosures:
Cash paid for taxes	$—	$148	$39

See accompanying notes to consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company

Aimmune Therapeutics, Inc., or the Company, is a biopharmaceutical company focused on developing and commercializing new therapeutic approaches, including the development of proprietary product candidates, for the treatment of peanut and other food allergies. We are headquartered in Brisbane, California, and were incorporated in the state of Delaware on June 24, 2011.

Our main therapeutic approach, which we refer to as Characterized Oral Desensitized Immunology Therapy, or CODITTM, is designed to desensitize patients to food allergens and thereby reduce the risk of having an allergic reaction upon accidental exposure or reduce symptom severity should an allergic reaction occur.

PALFORZIATM (Peanut (Arachis hypogaea) Allergen Powder-dnfp) (formerly AR101) is our lead internally developed product utilizing CODIT and was approved by the FDA for marketing and sale in the United States in January 2020.  PALFORZIA is an oral immunotherapy indicated for the mitigation of allergic reactions, including anaphylaxis, that may occur with accidental exposure to peanut. Initiation of PALFORZIA is approved in patients aged 4 through 17 years with a confirmed diagnosis of peanut allergy. PALFORZIA may be continued in patients 18 years of age and older. PALFORZIA is to be used in conjunction with a peanut-avoidant diet. We are currently commercializing PALFORZIA in the United States through a specialty sales force of approximately 80 Practice Account Managers targeting practicing allergists.

Since inception, we have incurred net losses and negative cash flows from operations. During the year ended December 31, 2019, we incurred a net loss of $248.5 million and used $195.4 million of cash in operations. As of December 31, 2019, we had an accumulated deficit of $724.7 million and we do not expect to experience positive cash flows in the near future. As of December 31, 2019, we had cash, cash equivalents and investments of $158.2 million. With the proceeds from Nestlé Health Science’s $200.0 million equity investment and the draw of the second loan tranche from KKR of $85.0 million in February 2020, we anticipate that these financial resources will fully fund us based on our current business plan. We have financed our operations to date primarily through private placements of our equity securities, our initial public offering, or IPO, of common stock in August 2015, an underwritten public offering of common stock in February and March 2018 and our loan agreement entered into in January 2019. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include commercializing PALFORZIA, obtaining European Medicines Agency, or EMA, approval of our Marketing Authorization Application for PALFORZIA, raising additional capital, the successful and timely completion of our clinical trials, our ability to control expenses and generating sufficient revenue in the United States and Europe. Failure to generate sufficient revenue in the United States, manage discretionary expenditures, or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and include the accounts of our wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. We operate in one reportable segment.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. We operate in one reportable segment.

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

Our investments in available-for-sale securities are reported at estimated fair value. Available-for-sale securities consist primarily of agency securities, corporate securities, U.S. government securities and commercial paper. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income or loss, net of tax, on our consolidated balance sheets. Changes in the fair value of available-for-sale securities impact the consolidated statements of operations and comprehensive loss only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. We consider factors such as the duration, severity and the reason for the decline in value, the financial condition of the issuer and any changes thereto, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Our assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security.

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

Leases

Leases are classified as either finance or operating leases based on the principle of whether or not the lease is effectively a finance purchase by us. Lease expense is recognized over the term of the lease based on an effective interest method for finance leases and on a straight-line basis for operating leases. We also record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.

Research and Development

We expense research and development costs as incurred. We record accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials, contract manufacturing activities and pre-approval inventory. These costs are a significant component of our research and development expenses. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with our third-party service providers under the service agreements. We make significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust our accrued liabilities. We have not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed, number of patients enrolled and the rate of patient enrollments may vary from our estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations.

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees and directors based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The fair value of the shares granted pursuant to the 2015 Employee Stock Purchase Plan, or the 2015 ESPP, is expensed over the purchase period, which is generally six months, on a straight-line basis.

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

Restricted Stock Units, or RSUs, are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period).

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

Net Loss per Share

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Year Ended December 31,
	2019	2018	2017
Stock options	7,629,823	7,133,113	6,629,111
Restricted stock units	530,795	309,847	16,638

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

Recently Adopted Accounting Pronouncements

We adopted Accounting Standards Update, or ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019 using the alternative modified retrospective approach provided in ASU No. 2018-11, Lease (Topic 841): Targeted Improvements. In doing so, we have continued to apply Accounting Standards Codification, or ASC 840 in the comparative periods and recognized the cumulative effect of applying Topic 842 to retained earnings on January 1, 2019. We elected a package of practical expedients for leases that commenced prior to January 1, 2019, which among other things, allowed us to carry forward the historical lease assessment for: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases. We have also elected a practical expedient, by class of underlying asset, not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. We have made an accounting policy election to not apply the recognition requirements to leases with a lease term of 12 months or less. We have recognized those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. Adoption of this standard has resulted in the recognition of operating lease right-of-use assets of $11.5 million and lease liabilities of $12.8 million as of December 31, 2019. The standard did not materially impact our consolidated statements of operations and comprehensive loss or our consolidated statements of cash flows.

We adopted ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), as of January 1, 2019, which amends ASC Topic 718, “Compensation—Stock Compensation”. The ASU simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees. Upon adoption of this standard, share-based awards issued to non-employees are measured at the grant date and are not subject to remeasurement. We have elected to continue to use the contractual term as the estimated expected term. The adoption of ASU No. 2018-07 did not have a material impact on our consolidated financial statements and is expected to reduce the volatility in stock-based compensation expense for non-employees recognized from period to period.

We adopted ASU No. 2019-12, Simplifying the Accounting for Income Taxes, in the fourth quarter of 2019. The ASU, as part of the Financial Accounting Standards Board’s Simplification Initiative to reduce the cost and complexity in accounting for income taxes, removes certain exceptions related to the approach for intraperiod tax allocation, which is the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of ASU No. 2019-12 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the Financial Accounting Standards Board, or FASB, issued ASU 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for fiscal periods beginning after December 15, 2019, with early adoption permitted. We adopted this guidance on January 1, 2020. The adoption of ASU 2018-13 will not have a material impact on the disclosures in our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 modifies the other-than-temporary impairment model for available-for-sale debt securities and requires an estimate of expected credit losses when the fair value is below the amortized cost of the asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. We adopted this guidance on January 1, 2020. The adoption of ASU 2016-13 will not have a material impact on the disclosures in our consolidated financial statements.

3. Available-for-Sale Securities and Fair Value Measurements

The following tables set forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$79,880	$—	$—	$79,880
Total cash and cash equivalents	$79,880	$—	$—	$79,880
Investments:
Agency securities	—	8,862	—	8,862
Corporate securities	—	30,338	—	30,338
Commercial paper	—	7,949	—	7,949
U.S. government securities	—	31,145	—	31,145
Total investments	$—	$78,294	$—	$78,294

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$107,511	$—	$—	$107,511
Total cash and cash equivalents	$107,511	$—	$—	$107,511
Investments:
Agency securities	—	17,352	—	17,352
Corporate securities	—	54,474	—	54,474
Commercial paper	—	5,965	—	5,965
U.S. government securities	—	118,630	—	118,630
Total investments	$—	$196,421	$—	$196,421

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value. During the years ended December 31, 2019 and 2018, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$8,856	$6	$—	$8,862
Corporate securities	30,286	55	(3)	30,338
Commercial paper	7,949	—	—	7,949
U.S. government securities	31,123	22	—	31,145
Total available-for-sale investments	$78,214	$83	$(3)	$78,294

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$17,361	$—	$(9)	$17,352
Corporate securities	54,536	—	(62)	54,474
Commercial paper	5,965	—	—	5,965
U.S. government securities	118,667	14	(51)	118,630
Total available-for-sale investments	$196,529	$14	$(122)	$196,421

At December 31, 2019, all of the available-for-sale securities have contractual maturities within two years. We periodically review our available-for-sale investments for other-than-temporary impairment loss. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the years ended December 31, 2019, 2018, and 2017 we did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

The carrying value of our long-term debt approximates its fair value at each balance sheet date due to its variable interest rate, which approximates a market interest rate.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	Year Ended December 31,
	2019	2018
Furniture and equipment	$2,660	$2,221
Computer equipment	2,820	2,073
Manufacturing equipment	9,012	1,733
Leased equipment	100	100
Leasehold improvements	14,525	4,469
Buildings	—	688
Construction in progress	6,649	18,295
Property and equipment, gross	35,766	29,579
Less: accumulated depreciation	(7,162)	(3,251)
Property and equipment, net	$28,604	$26,328

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $4.1 million, $1.6 million and $1.0 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	Year Ended December 31,
	2019	2018
Compensation and benefits	$13,286	$8,912
Research and development	11,336	15,504
Professional and consulting	6,627	4,691
Other	37	37
Total accrued liabilities	$31,286	$29,144

5. Long-Term Debt, Net of Discounts

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches, or the KKR Loans. Of the total loan amount, $40.0 million was funded upon the closing of the transaction in January 2019 and $85.0 million was funded in February 2020 following FDA approval of PALFORZIA and satisfaction of other customary borrowing conditions. The remaining $45.0 million is to be made available at our option in 2020, upon the satisfaction of certain borrowing conditions, including our achievement of aggregate net sales (as defined in the agreement) for PALFORIZA by July 31, 2020 in an amount of at least $30.0 million. The KKR Loans have a maturity date being the earliest of (a) January 3, 2025, or if Regulatory Approval has not occurred on or before December 31, 2020, January 15, 2021 and (b) the date that is 91 days prior to the earliest current maturity date of any other loans we might have in excess of $15.0 million prior to the funding of the third tranche of the KKR Loans or $25.0 million following the funding of the third tranche of the KKR Loans. The KKR Loans bear interest through maturity, at our election with respect to (a) Alternate Base Rate, or ABR Loans, ABR plus 6.50% per annum and (b) London Interbank Offered Rate, or LIBOR Loans, 30-day LIBOR plus 7.50% per annum. We have the option to elect to make interest payments from available funds or make interest payments in kind by capitalizing such interest amounts on the applicable interest payment date by adding the amounts to the outstanding principal amount of the loan. Any capitalized amounts also bear interest. To date, we have selected to pay in kind and capitalized the interest for the year ending December 31, 2019. We began accruing interest on the outstanding KKR Loans on March 31, 2019, and continue to accrue interest on the outstanding KKR loans on the last business day of each March, June, September and December thereafter while any KKR Loan is outstanding, as well as on the final maturity date of the KKR Loans, with each such date being referred to herein as an Interest Payment Date.

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

In connection with the KKR Loans, we paid direct fees of $3.9 million, including debt issuance costs. The fees are being amortized as interest expense over the term of the debt.  As of December 31, 2019, $44.0 million was outstanding under the KKR Loans. As of December 31, 2019, the interest rate on the KKR Loans was 9.20%.

The following table represents our short-term and long-term debt obligations (in thousands):

December 31, 2019
Principal amount of long-term debt	$44,004
Less: Current portion of long-term debt	—
Long-term debt, net of current portion	44,004
Unamortized discount relating to deferred financing costs	(3,234)
Accrued exit fee payment	258
Long-term debt, net of discounts and current portion	$41,028

Future principal payments of our long-term debt as of December 31, 2019 are as follows (in thousands):

Fiscal year ending December 31:
2020	$—
2021	—
2022	—
2023	22,002
2024	22,002
Thereafter	—
Total	$44,004

6. Commitments and Contingencies

Leases

Facility Leases

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

Operating lease right-of-use assets and liabilities on our consolidated balance sheets represent the present value of our remaining lease payments over the remaining lease terms. We do not allocate lease payments to non-lease components. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable.

In 2015, we entered into lease agreements for our corporate headquarters in Brisbane, California for 38,000 square feet of office space, which was subsequently amended resulting in a total of approximately 58,000 square feet of office space being leased. The term for the entire office space terminates on June 30, 2024. We are responsible for operating expenses over base operating expenses as defined in the original lease agreement.

In June 2015, we signed a facility lease for a manufacturing facility in Clearwater, Florida for approximately 20,000 square feet of manufacturing space, which was subsequently amended resulting in a total of approximately 30,000 square feet of manufacturing space being leased. The lease is expected to expire in June 2025.

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

Financing Lease

In July 2016, we entered into a five-year capital lease agreement for certain equipment in our Florida manufacturing facility. The current portion of the capital lease obligation is included in Other Current Liabilities and the noncurrent portion is included in Other Liabilities.

Leases

The maturities of our operating and financing lease liabilities are as follows (in thousands):

Remaining Lease Payments at December 31, 2019
	Operating	Financing	Total
2020	$3,772	$34	$3,806
2021	3,907	35	3,942
2022	3,961	9	3,970
2023	3,782	—	3,782
2024	1,857	—	1,857
Thereafter	227	—	227
Total lease payments	17,506	78	17,584
Less: Effects of discounting	(4,725)	(17)	(4,742)
Present value of lease liabilities	12,781	61	12,842
Less: current portion	(2,257)	(23)	(2,280)
Long-term lease liabilities	$10,524	$38	$10,562
Weighted-average remaining lease term	4.5 years	2.3 years
Weighted-average incremental borrowing rate	11%	23%

The component of our lease costs included in our condensed consolidated statements of income were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Operating lease cost	$3,753	$3,738	$2,320
Finance lease cost
Amortization of leased assets	33	33	25
Interest on lease liabilities	16	19	16
Net lease cost	$3,802	$3,790	$2,361

Other information related to our operating lease was as follows (in thousands):

Other Information	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,753
Operating cash flows from finance leases	$49

The future aggregate minimum lease payments calculated under ASC 840 at December 31, 2018 were as follows (in thousands):

Remaining Lease Payments at December 31, 2018
	Operating	Financing	Total
2019	$3,133	$33	$3,166
2020	3,330	34	3,364
2021	3,413	35	3,448
2022	3,497	9	3,506
2023	3,378	—	3,378
Thereafter	1,744	—	1,744
Total lease payments	18,495	111	18,606
Less: amount representing interest	—	(33)	(33)
Value of lease liabilities under ASC 840	18,495	78	18,573
Less: current portion	(3,133)	(17)	(3,150)
Long-term lease liabilities	$15,362	$61	$15,423

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

The following is the activity for our asset retirement obligation included in long-term liabilities (in thousands):

Balance as of December 31, 2018	$88
Liabilities incurred during the year	11
Balance as of December 31, 2019	$99

Purchase Commitments

We purchase food-grade peanut flour from Golden Peanut Company, or GPC, a wholly-owned subsidiary of Archer Daniels Midland, pursuant to a long-term exclusive commercial supply agreement, which was expanded and extended in January 2018. GPC is precluded from selling several peanut flour products to any third party worldwide for use in OIT for the treatment or cure of peanut allergy, provided that we are in compliance with our exclusive purchase obligation and meet specified annual purchase commitments. The restated agreement remains in effect until ten years after the first delivery to us of peanut flour for commercial use and includes an option for us to extend the term for an additional five years.

In connection with the expansion and extension of the agreement, we issued Archer Daniels Midland Company 300,000 shares of restricted common stock, vesting in four tranches over a 3.5 year period. Expense related to these shares will be measured as each tranche vests and is recognized over the vesting period. At issuance, these shares had a fair value of $11.7 million, which will be recognized as general and administrative expense over the vesting period. Subject to certain exceptions, in the event that the price per share of our common stock were to fall below a specified level, the restated agreement provides that GPC would only be prohibited from selling one peanut flour product to any third party in the United States, Mexico, Canada, the EU or Japan for use in OIT for the treatment or cure of peanut allergy.

Pursuant with the restated agreement, our purchase obligation commences with the first delivery of peanut flour for commercial use, which we currently anticipate will occur in 2020. The aggregate purchase commitment under this agreement would be $5.6 million over a term of nine years.

In December 2018, we entered into an exclusive supply agreement for egg protein with Michael Foods, Inc. Pursuant to the agreement, we have exclusive access to the clinical and commercial use of Michael Foods’ egg products for any egg allergy treatment, prevention or cure for a period of up to 15 years beyond the potential approval of AR201.

In May 2019, we entered into a Commercial Supply Agreement, or the Commercial Supply Agreement, pursuant to which CoreRx, Inc. agreed to manufacture commercial supply of PALFORZIA, if approved. Under the Commercial Supply Agreement, we are required to purchase a minimum percentage of our PALFORZIA commercial supply requirements in each of the first six years of the Commercial Supply Agreement, subject to certain conditions and restrictions, ranging from 100% in 2019 and decreasing to a majority in 2024.We are also required to purchase a minimum percentage or our PALFORZIA supply requirements for release testing in each of the first six years of the Commercial Supply Agreement, ranging from 100% in 2019 and decreasing to a significant majority in 2024. As of December 31, 2019, the minimum aggregate purchase commitment under this agreement would be $43.8 million over the next five years. The initial term of the Commercial Supply Agreement began upon execution of the Commercial Supply Agreement and will continue until December 31, 2024. The Commercial Supply Agreement then automatically renews for successive two-year terms, unless earlier terminated pursuant to its terms, or upon either party’s notice of termination to the other.

In November 2019, we entered into a commercial packaging agreement, or the Commercial Packaging Agreement, with AndersonCrecon Inc. doing business as PCI of Illinois, or PCI, pursuant to which PCI package bulk product in accordance with our specifications, applicable laws and the terms and conditions of the Commercial Packaging Agreement. The initial term of the Commercial Packaging Agreement is for four contract years following the effective date. Contract Year one means the period beginning on the effective date of the Commercial Packaging Agreement and ending on December 31, 2019. Each contract year thereafter is the 12-month period from January 1 to December 31. The Commercial Packaging Agreement will automatically be renewed for one-year terms after the end of the Initial Term unless and until one party gives the other party at least three (3) years prior written notice of its desire to terminate as of the end of the then-current term, or is otherwise terminated in accordance with the other terms of the Commercial Packaging Agreement.  As of December 31, 2019, the minimum aggregate purchase commitment under this agreement would be $3.0 million over the next 4 years.

In-Licensing Agreement

In February 2020, we entered into a license agreement, or the License Agreement, with Xencor, Inc., or Xencor, for the exclusive, worldwide, royalty-bearing license for the development, manufacture and commercialization of biopharmaceutical products containing or comprising the humanized monoclonal antibody AIMab7195 (formerly XmAb7195) or certain variants of AIMab7195, each of which is referred to as an AIMab7195 Product. Initially, AIMab7195 will be developed as an adjunctive treatment with our existing CODIT pipeline assets, including PALFORZIA, to explore treatment outcomes, including the potential path to remission, in patients with food allergies. AIMab7195 is designed to mediate the suppression of IgE and IgE-producing cells and originally was developed for the treatment of allergic asthma and other IgE-mediated diseases.

In connection with the entry into the License Agreement, we will pay Xencor an upfront payment of $5.0 million, and we issued to Xencor 156,238 shares of Common Stock, pursuant to a Securities Issuance Agreement with Xencor, dated February 4, 2020.

Additionally, we are obligated to pay Xencor an aggregate of up to $380.0 million in milestone payments, which includes $17.0 million in development milestones, $53.0 million in regulatory milestones and $310.0 million in sales milestones, and to issue an additional number of shares of our Common Stock having an aggregate value of $5.0 million in connection with the achievement of the first development milestone with respect to a product containing an AIMab7195 Product. We will also pay a royalty to Xencor equal to a percentage of net sales of AIMab7195 Products in the high single-digit to mid-teen range.

The term of the License Agreement continues on a country-by-country and Product-by-Product basis until the expiration of our obligation to pay royalties with respect such Product and country. We may terminate the License Agreement in its entirety without cause on sixty days’ prior written notice.  Xencor may terminate the License Agreement in its entirety if the we or our affiliates or sublicensees challenge the licensed patents.  Either party may terminate the License Agreement for the other party’s material breach that is not cured within a specified time period or for the other party’s bankruptcy or insolvency-related events. We will be solely responsible for costs related to the development of AIMab7195.

In connection with our entry into the License Agreement, we also agreed to assume Xencor’s rights and obligations under its license of the AIMab7195 cell line from Catalent Pharma Solutions LLC, which manufactures AIMab7195 using their proprietary GPEx® technology.

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

7. Stockholders’ Equity

Convertible Preferred Stock

As of December 31, 2019 and 2018, we had authorized 10,000,000 shares of convertible preferred stock, and no shares of convertible preferred stock were issued and outstanding.

In February 2020, we sold Nestlé Health Science an additional 525,634 shares of our Series A Convertible Preferred Stock at a price of $319.675 per share and 1,000,000 shares of our common stock at a price of $31.97 per share for aggregate proceeds of $200.0 million.

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

In January 2018, we issued Archer Daniels Midland Company 300,000 shares of restricted common stock, vesting in four tranches over a 3.5-year period. Refer to Note 6 for further information.

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

In February 2020, we announced a $200.0 million equity investment by Nestle Health Science S.A. and the extension of their existing strategic collaboration designed to enable the development and commercialization of innovative food allergy therapies, which will terminate in November 2021.

8. Stock-Based Compensation

Equity Incentive Plan

In July 2015, we adopted the 2015 Stock Plan, or the 2015 Plan. Under the 2015 Plan, 4,681,544 shares of our common stock were initially reserved for the issuance of stock options and restricted stock to employees, directors, and consultants under terms and provisions established by the Board of Directors, or the Board, and approved by our stockholders. As of December 31, 2019 and 2018 there were 4,599,005 shares and 4,364,963 shares available for future grant, respectively.

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

In August 2015, we adopted the 2015 ESPP, which commenced on January 1, 2018. Under the 2015 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2015 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. As of December 31, 2019, we had issued 101,989 shares under the ESPP at a weighted average price of $17.67 per share and 2,303,797 shares under the ESPP remain available for purchase. We issued 41,030 shares at a weighted average price of $25.28 per share during the year ended December 31, 2018.

Our 2013 Stock Plan, or the 2013 Plan, which was originally adopted during January 2013, was terminated upon consummation of our IPO in August 2015. As a terminated plan, no further options can be granted from the 2013 Plan, and no further shares are reserved for issuance under the 2013 Plan.

Option activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2018	7,133,113	$20.08	7.6	$27,413
Options granted	3,156,942	$23.00
Options exercised and shares vested	(1,442,889)	$12.89
Options cancelled	(1,217,343)	$27.15
Balance, December 31, 2019	7,629,823	$21.52	8.0	$91,745
Options vested and expected to vest as of December 31, 2019	6,972,545	$21.23	7.9	$85,878
Options exercisable as of December 31, 2019	3,460,494	$18.09	6.9	$53,479

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of December 31, 2019. The 2013 Plan provided for early exercise, therefore, all of the outstanding stock options issued under that plan are exercisable. The total intrinsic value of options exercised during the year ended December 31, 2019 was $18.2 million.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2018	309,847	$33.37
Awarded	485,027	22.98
Released	(91,354)	33.28
Forfeited	(172,725)	27.97
Unvested Balance, December 31, 2019	530,795	$25.79

RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period).

In connection with the expansion and extension of our long-term exclusive commercial supply agreement with GPC, we issued 300,000 shares of restricted common stock in January 2018. The restricted common stock vests in four tranches over a 3.5-year period and is measured based on the fair market value of our common stock on December 31, 2018. As of December 31, 2019, 150,000 shares had vested, and the remaining shares were restricted. As of December 31, 2019, total estimated unrecognized expense related to these restricted shares was $2.7 million based upon the fair market value of our common stock on December 31, 2018, which is expected to be recognized over the remaining vesting period of 1.5 years as general and administrative expense. Stock-based compensation expense recognized during the years ended December 31, 2019 and 2018 related to these shares was $1.8 million and $3.0 million, respectively.

As of December 31, 2019, we had issued 58,000 RSUs with a grant date fair value of approximately $1.4 million, to certain key employees that include service and performance vesting conditions related to the achievement of certain regulatory approvals for PALFORZIA.  As the vesting for 46,000 RSUs was contingent upon specific performance conditions that were not met, they were cancelled with no stock-based compensation expense recognized.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	6.0	6.0	6.0
Expected volatility	62.4%	67.8%	73.1%
Risk free interest rate	2.3%	2.5%	2.0%
Dividend yield	—	—	—
Weighted average estimated fair value	$13.47	$19.53	$13.70

The weighted-average assumptions used to estimate the fair value of ESPP using the Black-Scholes option valuation model were as follows:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	0.5	0.8	—
Expected volatility	51.0%	50.2%	—
Risk free interest rate	1.1%	2.0%	—
Dividend yield	—	—	—
Weighted average estimated fair value	$7.32	$11.06	—

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, reflected in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$11,245	$9,945	$5,077
General and administrative	21,684	22,787	11,642
Total stock-based compensation expense	$32,929	$32,732	$16,719

The fair value of options granted is expensed over the vesting period of the options, which is either four years or two years, on a straight-line basis as the services are being provided. No tax benefits were realized from options during the periods.

During the years ended December 31, 2019, 2018 and 2017, we recorded approximately $2.5 million, $3.3 million and $0.4 million, respectively, of stock-based compensation expense related to the acceleration of certain former executives’ stock options.

As of December 31, 2019, total unrecognized stock-based compensation expense and expected period over which such compensation will be recognized were as follows ($ in thousands):

As of December 31, 2019
Stock-options
Unrecognized stock compensation expense	$48,246
Weighted-average remaining vesting period (years)	2.7
RSU
Unrecognized stock compensation expense	$7,887
Weighted-average remaining vesting period (years)	2.4
ESPP
Unrecognized stock compensation expense	$472
Weighted-average remaining vesting period (years)	0.4

9. Income Taxes

The following table presents loss before provision for income taxes (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income/(loss) before income taxes
Domestic	$(218,920)	$(176,085)	$(100,107)
Foreign	(28,861)	(34,606)	(31,162)
Total loss before provision for income taxes	$(247,781)	$(210,691)	$(131,269)

The federal, state and foreign income tax provisions for the years ended December 31, 2019, 2018 and 2017 are summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	716	61	56
Total Current	716	61	56

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total Deferred	—	—	—

Total provision for income taxes	$716	$61	$56

Income tax expense for the years ended December 31, 2019, 2018 and 2017 differed from the amount expected by applying the statutory federal tax rate to the loss before taxes as summarized below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal tax benefit at statutory rate	21.00%	21.00%	34.00%
State tax benefit, net of federal benefit	1.16%	0.82%	0.54%
Stock compensation	(0.85)%	(0.30)%	1.72%
Change in valuation allowance	(19.29)%	(19.29)%	(9.31)%
Research and development credits	1.26%	1.65%	1.70%
Foreign income taxed at different rates	(2.74)%	(3.48)%	(8.11)%
Impact related to 2017 Tax Act	0.00%	0.00%	(20.46)%
Other	(0.83)%	(0.43)%	(0.12)%
Income tax expense	(0.29)%	(0.03)%	(0.04)%

The significant components of our deferred taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets (liabilities):
Net operating loss carryforwards	$113,179	$70,831
Intangible asset	31,500	—
Start-up costs	625	683
Stock-based compensation	6,277	6,387
Tax credit carryforwards	17,264	11,693
Operating lease liability	2,734	—
Accruals	2,403	1,765
Other	828	482
Subtotal deferred tax assets	174,810	91,841
Less: valuation allowance	(170,839)	(91,520)
Total deferred tax assets	3,971	321
Basis differences in fixed assets	(1,492)	(321)
Operating lease right-of-use asset	(2,479)	—
Net deferred income taxes	$—	$—

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2019 and 2018. We intend to maintain a full valuation allowance on the federal, foreign and state deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The net change in the valuation allowance for the years ended December 31, 2019 and December 31, 2018 was an increase of $79.3 million and $41.6 million, respectively.

As of December 31, 2019, we had net operating loss, or NOL, carryforwards for Federal, California and other state income tax purposes of $522.3 million, $12.0 million, and $63.9 million, respectively. As of December 31, 2018, we had NOL carryforwards for Federal, California and other state income tax purposes of $326.4 million, $12.0 million, and $30.2 million, respectively, which will begin to expire in 2031, 2031, and 2030, respectively, if not utilized.

As of December 31, 2019, we had Federal and California research credit carryforwards of $17.1 million and $5.7 million, respectively. As of December 31, 2018, we had Federal and California research credit carryforward of $12.1 million and $3.1 million, respectively. The Federal research credits will begin to expire in 2031, while the California research credits have no expiration date.

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

The following table summarizes the activity related to our unrecognized benefits (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance - unrecognized tax benefit, gross	$3,055	$1,657
Increases related to tax positions taken during a prior year	—	—
Decreases related to a tax position taken during a prior year	—	—
Increases related to tax positions taken during the current year	4,750	1,398
Decreases related to settlements with taxing authorities	—	—
Decreases related to expiration of statute of limitations	—	—
Ending balance - unrecognized tax benefits, gross	$7,805	$3,055

At December 31, 2019, the unrecognized tax benefits for uncertain tax positions were offset against the deferred tax assets and would not affect the income tax rate if recognized due to our being in a valuation allowance position. Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. We did not accrue any interest or penalties for the years ended December 31, 2019 and 2018. We do not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2019.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our NOL carryforwards, our income tax returns remain subject to examination by federal and most state taxing authorities for all tax years.

10. Defined Contribution Plan

We sponsor a 401(k) Plan, or the 401(k) Plan, which stipulates that eligible employees may contribute to the 401(k) Plan subject to certain limitations. We may match employee contributions in amounts to be determined at our sole discretion. Commencing in 2018, we began a discretionary matching of employee contributions up to a maximum match of $2,000 in any calendar year. We incurred total expenses of $0.4 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

11. Related Party Transactions

In June 2017, Mark McDade, a member of our Board of Directors, joined the Board of Directors of MyHealthTeams, a private company that creates social networks for people living with chronic conditions by partnering with pharmaceutical and healthcare companies. We entered into an agreement with MyHealthTeams in 2015 under which they provide services to us. During the years ended December 31, 2019, 2018 and 2017, there were payments of $0.1 million, $0.1 million and $0.2 million, respectively, to MyHealthTeams pursuant to such agreement. At December 31, 2019 and 2018, there was no and $0.1 million accrued liabilities due under the MyHealthTeams agreement.

12. Selected Quarterly Results of Operations (Unaudited)

The following table presents our unaudited quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of our future results of operations.

	Quarter Ended
	March 31	June 30	September 30	December 31
2019	(In thousands, except per share data)
Operating expenses:
Research and development	$31,316	$31,988	$30,558	$30,125
General and administrative	23,712	31,200	34,044	36,861
Total operating expenses	55,028	63,188	64,602	66,986
Loss from operations	(55,028)	(63,188)	(64,602)	(66,986)
Interest income	1,901	1,710	1,315	925
Interest expense	(1,144)	(1,262)	(1,260)	(1,250)
Other income (expense), net	34	(90)	(12)	1,156
Loss before provision (benefit) for income taxes	(54,237)	(62,830)	(64,559)	(66,155)
Provision (benefit) for income taxes	29	48	(104)	743
Net loss	$(54,266)	$(62,878)	$(64,455)	$(66,898)
Net loss per common share, basic and diluted	$(0.87)	$(1.01)	$(1.03)	$(1.06)

	Quarter Ended
	March 31	June 30	September 30	December 31
2018	(In thousands, except per share data)
Operating expenses:
Research and development	$33,446	$35,254	$31,691	$33,029
General and administrative	16,673	18,559	21,285	25,404
Total operating expenses	50,119	53,813	52,976	58,433
Loss from operations	(50,119)	(53,813)	(52,976)	(58,433)
Interest income	708	1,400	1,394	1,482
Interest expense	(29)	(28)	(28)	(28)
Other expense, net	(43)	(78)	(63)	(37)
Loss before provision (benefit) for income taxes	(49,483)	(52,519)	(51,673)	(57,016)
Provision (benefit) for income taxes	17	33	29	(18)
Net loss	$(49,500)	$(52,552)	$(51,702)	$(56,998)
Net loss per common share, basic and diluted	$(0.92)	$(0.91)	$(0.89)	$(0.95)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated herein by reference to the sections titled “Executive Officers,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership and Reporting Compliance” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this Item is incorporated herein by reference to the section titled “Executive Compensation,” “Director Compensation” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated herein by reference to the section titled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

Information required by this Item is incorporated herein by reference to the section titled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated January 20, 2015, by and among Aimmune Therapeutics, Inc. and the investors listed therein.	S-1	7/6/2015	10.1

4.4	Amended and Restated Registration Rights Agreement, dated February 4, 2020, by and between the Company and Nestle Health Science US Holdings, Inc.	8-K	2/4/2020	4.1

4.5	Amended and Restated Standstill Agreement, dated February 4, 2020, by and between the Company and Nestle Health Science Us Holdings, Inc.	8-K	2/4/2020	4.2

4.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	2/4/2020	3.1

4.7	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X

10.1†	Amended and Restated Supply Agreement, dated as of January 10, 2018, by and between the Company and Golden Peanut Company, L.L.C.	10-K	2/20/18	10.1

10.2(a)	Office Lease, dated February 23, 2015, by and between, the Company, Diamond Marina LLC and Diamond Marina II LLC.	S-1	7/6/2015	10.3

10.2(b)	First Amendment to Office Lease, dated August 26, 2015, by and between, the Company, Diamond Marina LLC and Diamond Marina II LLC.	10-Q	8/31/2015	10.2

10.2(c)	Second Amendment to Office Lease, dated June 27, 2017, by and between, the Company, Diamond Marina LLC and Diamond Marina II LLC.	10-Q	8/8/2017	10.2

10.2(d)	Assignment of Office Lease June 11, 2019.	10-Q	8/8/2019	10.7

10.2(e)	Third Amendment to Office Lease, dated December 20, 2019, by and between the Company and HCP Life Science REIT, Inc.				X

10.3††	License Agreement, dated February 4, 2020, by and among, the Company and Xencor, Inc.	8-K	2/4/2020	10.3

10.4(a)†	Manufacturing Facility Lease, dated June 8, 2015, by and between, the Company and MIDA Group, LLC.	S-1	7/6/2015	10.4

10.4(b)	Amendment to Manufacturing Facility Lease, dated June 8, 2015, by and between the Company and Myerlake, LLC.	10-Q	8/10/2016	10.2

10.5(a)††	Amended and Restated Strategic Collaboration Agreement, dated February 4, 2020, by and between the Company and Société des Produits Nestlé S.A.	8-K	2/4/2020	10.1

10.5(b)	Securities Purchase Agreement, dated February 4, 2020, by and between the Company and Nestle Health Science US Holdings, Inc.	8-K	2/4/2020	10.2

10.6 ††	Commercial Supply Agreement, dated May 10, 2019, by and between CoreRx, Inc. and Aimmune Therapeutics, Inc.	10-Q	8/8/2019	10.5

10.7 †	Credit Agreement, dated January 3, 2019, by and among the Company, KKR Peanut Aggregator L.P. and Cortland Capital Markets Services LLC. By and between the Company and Nestle Health Science US Holdings Inc.	10-K	2/28/2019	10.6

10.8 ††	Commercial Packaging Agreement, dated November 11, 2019, by and between AndersonBrecon Inc. and Aimmune Therapeutics, Inc.				X

10.9(a)#	2013 Stock Plan.	S-1	7/6/2015	10.5(a)

10.9(b)#	Amendment to the 2013 Stock Plan, dated January 20, 2015.	S-1	7/6/2015	10.5(b)

10.9(c)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2013 Stock Plan.	S-1	7/6/2015	10.5(c)

10.9(d)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the 2013 Stock Plan.	S-1	7/6/2015	10.5(d)

10.10(a)#	2015 Equity Incentive Annual Plan.	S-8	8/11/2015	99.2(a)

10.10(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(b)

10.10(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(c)

10.11#	Form of Indemnification Agreement for directors and officers.	S-1/A	7/27/2015	10.7

10.12(a)#	Transition and Separation Agreement, dated November 5, 2017, by and between the Company and Stephen G. Dilly, M.B.B.S., Ph.D.	10-Q	11/6/2017	10.1

10.12(b)#	Amendment Letter, dated December 27, 2018, by and between the Company and Stephen G. Dilly, M.B.B.S., Ph.D.	10-K	2/28/2019	10.10(b)

10.12(c)#	Letter Agreement, dated June 13, 2019, between the Company and Stephen G. Dilly, M.B.B.S., Ph.D.	10-Q	8/8/2019	10.6#

10.12(d)#	Letter Agreement, dated December 19, 2019, between the Company and Stephen G. Dilly, M.B.B.S., Ph.D.	8-K	12/20/2019	10.1

10.13#	Executive Employment Agreement, dated June 4, 2018, by and between the Company and Jayson Dallas M.D.	10-Q	8/8/2018	10.1

10.14#	Executive Employment Agreement, dated April 4, 2016, by and between the Company and Douglas T. Sheehy.	10-Q	5/16/2016	10.3

10.15#	Executive Employment Agreement, dated June 16, 2016, by and between the Company and Daniel Adelman.	10-Q	8/10/2016	10.3

10.16#	Executive Employment Agreement, dated April 28, 2017, by and between the Company and Eric H. Bjerkholt.	10-Q	5/8/2017	10.1

10.17#	Executive Employment Agreement, dated January 22, 2019, by and between the Company and Andrew Oxtoby.	10-K	2/28/2019	10.16

10.18#	Aimmune Therapeutics, Inc. Employee Stock Purchase Plan.	S-8	8/11/2015	99.3

10.19#	Non-Employee Director Compensation Program.	10-K	2/28/2019	10.18

10.20#	Aimmune Therapeutics, Inc. Corporate Bonus Plan.	8-K	2/25/2016	10.1

21.1	List of subsidiaries				X

23.1	Consent of independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
#	Indicates management contract or compensatory plan.
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

Aimmune Therapeutics, Inc.

Date: February 27, 2020	By:	/s/ Jayson Dallas
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

Name	Title	Date

/s/ Jayson Dallas	President, Chief Executive Officer and Director	February 27, 2020
Jayson Dallas	(Principal Executive Officer)

/s/ Eric H. Bjerkholt	Chief Financial Officer	February 27, 2020
Eric H. Bjerkholt	(Principal Financial and Accounting Officer)

/s/ Gregory Behar	Director	February 27, 2020
Gregory Behar

/s/ Patrick G. Enright	Director	February 27, 2020
Patrick G. Enright

/s/ Kathryn E. Falberg	Director	February 27, 2020
Kathryn E. Falberg

/s/ Brett K. Haumann	Director	February 27, 2020
Brett K. Haumann

/s/ Mark T. Iwicki	Director	February 27, 2020
Mark T. Iwicki

/s/ Mark D. McDade	Director	February 27, 2020
Mark D. McDade

/s/ Stacey D. Seltzer	Director	February 27, 2020
Stacey D. Seltzer