Form 10-Q
period 2020-03-31
Aimmune Therapeutics, Inc.
filed 2020-05-11
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 65,250,758 shares of common stock, $0.0001 par value per share, outstanding.

AIMMUNE THERAPEUTICS, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$298,418	$79,880
Short-term investments	59,933	63,633
Trade receivables, net	772	—
Inventories	4,076	—
Prepaid expenses and other current assets	4,621	5,564
Total current assets	367,820	149,077
Long-term investments	13,256	14,661
Property and equipment, net	27,506	28,604
Operating lease right-of-use assets	10,913	11,512
Prepaid expenses and other assets	557	515
Total assets	$420,052	$204,369
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,952	$13,882
Accrued liabilities	29,128	31,286
Operating lease liabilities, current	2,315	2,257
Other current liabilities	24	23
Total current liabilities	45,419	47,448
Long term debt, net of discount	128,250	41,028
Operating lease liabilities	9,824	10,524
Other liabilities	1,512	1,345
Total liabilities	185,005	100,345
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share— 10,000 shares authorized at March 31, 2020 and December 31, 2019; 526 and 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, par value $0.0001 per share—290,000 shares authorized as of March 31, 2020 and December 31, 2019; 65,223 and 63,779 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	7	6
Additional paid-in capital	1,045,989	828,618
Accumulated other comprehensive income	163	80
Accumulated deficit	(811,112)	(724,680)
Total stockholders’ equity	235,047	104,024
Total liabilities and stockholders’ equity	$420,052	$204,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended March 31,
	2020	2019
Product revenue, net	$575	$—
Costs and operating expenses
Cost of revenue	257	—
Research and development	36,463	31,316
Selling, general and administrative	49,138	23,712
Total costs and operating expenses	85,858	55,028
Loss from operations	(85,283)	(55,028)
Interest income	978	1,901
Interest expense	(2,229)	(1,144)
Other income, net	221	34
Loss before provision for income taxes	(86,313)	(54,237)
Provision for income taxes	119	29
Net loss	$(86,432)	$(54,266)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$10	$—
Unrealized gain on available-for-sale investments	73	171
Comprehensive loss	$(86,349)	$(54,095)

Net loss per share, basic and diluted	$(1.34)	$(0.87)
Weighted average shares used in computing net loss per common share, basic and diluted	64,514	62,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	—	$—	63,779	$6	$828,618	$80	$(724,680)	$104,024
Issuance of common stock pursuant to development arrangement	—	—	156	—	5,000	—	—	5,000
Issuance of preferred and common stock pursuant to financing arrangement	526	—	1,000	1	199,906	—	—	199,907
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	—	—	288	—	2,098	—	—	2,098
Stock-based compensation expense	—	—	—	—	10,367	—	—	10,367
Foreign currency translation adjustment	—	—	—	—	—	10	—	10
Unrealized gain on available- for-sale investments	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	(86,432)	(86,432)
Balance as of March 31, 2020	526	$—	65,223	$7	$1,045,989	$163	$(811,112)	$235,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance as of December 31, 2018	62,142	$6	$775,283	$(108)	$(476,234)	$298,947
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	328	—	3,633	—	—	3,633
Stock-based compensation expense	—	—	7,765	—	—	7,765
Unrealized gain on available- for-sale investments	—	—	—	171	—	171
Accumulated depreciation upon adoption of ASU Topic 842	—	—	—	—	51	51
Net loss	—	—	—	—	(54,266)	(54,266)
Balance as of March 31, 2019	62,470	$6	$786,681	$63	$(530,449)	$256,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(86,432)	$(54,266)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,298	666
Stock-based compensation expense	10,303	7,765
Non-cash interest expense	2,223	1,065
Amortization of premium on investment securities	(6)	(542)
Research and development expenses recognized from issuance of common stock	5,000	—
Changes in operating assets and liabilities:
Trade receivables, net	(772)	—
Inventories	(4,012)	—
Prepaid expenses and other assets	2,429	1,433
Accounts payable	191	1,945
Accrued liabilities	(2,159)	(3,555)
Other liabilities	125	(340)
Net cash used in operating activities	(71,812)	(45,829)
Cash flows from investing activities:
Purchase of property and equipment	(319)	(1,372)
Purchase of investments	(32,457)	(85,564)
Maturities of investments	37,640	67,408
Net cash provided by (used in) investing activities	4,864	(19,528)
Cash flows from financing activities:
Borrowings under debt agreement	85,000	40,000
Debt issuance costs	—	(3,856)
Net proceeds from issuance of preferred and common stock	199,907	—
Net cash proceeds from exercise of stock options	1,996	3,250
Tax withholdings related to net share settlements of restricted stock units	(1,427)	(490)
Net cash provided by financing activities	285,476	38,904
Effects of changes in foreign exchange rates	10	—
Net increase (decrease) in cash and cash equivalents	218,538	(26,453)
Cash and cash equivalents at the beginning of the period	79,880	107,511
Cash and cash equivalents at the end of the period	$298,418	$81,058

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$120	$1,051
Receivable for stock option exercises	$—	$383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Our main therapeutic approach, which we refer to as Characterized Oral Desensitization Immunotherapy, or CODITTM, is designed to desensitize patients to food allergens and thereby reduce the risk of having an allergic reaction upon accidental exposure or reduce symptom severity should an allergic reaction occur.

PALFORZIA TM (Peanut (Arachis hypogaea) Allergen Powder-dnfp) (formerly AR101) is our lead internally developed product utilizing CODIT and was approved by the FDA for marketing and sale in the United States in January 2020. PALFORZIA is an oral immunotherapy indicated for the mitigation of allergic reactions, including anaphylaxis, that may occur with accidental exposure to peanut. Initiation of PALFORZIA is approved in patients aged 4 through 17 years with a confirmed diagnosis of peanut allergy. PALFORZIA may be continued in patients 18 years of age and older. PALFORZIA is to be used in conjunction with a peanut-avoidant diet. We are currently commercializing PALFORZIA in the United States through a specialty sales force of approximately 80 Practice Account Managers targeting practicing allergists.

Since inception, we have incurred net losses and negative cash flows from operations. During the quarter ended March 31, 2020, we incurred a net loss of $86.4 million and we used $71.8 million of cash in operations. As of March 31, 2020, we had an accumulated deficit of $811.1 million, and we do not expect to experience positive cash flows in the near future. As of March 31, 2020, we had cash, cash equivalents and investments of $371.6 million. In February 2020, we received gross proceeds from Nestlé Health Science’s $200.0 million equity investment and the draw of the second loan tranche from KKR of $85.0 million. In light of the launch delay caused by COVID-19, we are taking numerous active steps to conserve financial resources. We anticipate that based on our current business plan, our financial resources will fully fund us. We have financed our operations to date primarily through private placements of our equity securities, our initial public offering, or IPO, of common stock in August 2015, an underwritten public offering of common stock in February and March 2018 and our loan agreement entered into in January 2019. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include commercializing PALFORZIA, obtaining European Medicines Agency, or EMA, approval of our Marketing Authorization Application for PALFORZIA, raising additional capital, the successful and timely completion of our clinical trials, our ability to control expenses and generating sufficient revenue in the United States and Europe. Failure to generate sufficient revenue in the United States, manage discretionary expenditures, or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the quarter ended March 31, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other interim period or for any other future year. We operate in one reportable segment.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue, costs and expenses recognized during the reporting periods. We base our estimates and assumptions on historical experience when available and on various factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results could differ from these estimates under different assumptions or conditions.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2020, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is either the U.S. dollar or the Euro. For foreign subsidiaries with the functional currency of the Euro, assets and liabilities are translated to U.S. dollars using the exchange rates at the balance sheet date and expenses are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Monetary assets and liabilities in the non-functional currency of our subsidiaries are remeasured using exchange rates in effect at the end of the period. Costs in the non-functional currency are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting transaction gains and losses are included in the consolidated statements of comprehensive loss as incurred and have not been material for all periods presented.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, trade receivables, and investments. Our investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and investments and issuers of investments to the extent recorded on the consolidated balance sheets.

          We are dependent on a small number of third-party manufacturers to manufacture our drugs and drug candidates. We could be adversely affected by a significant interruption in the supply of bulk drug substances and the manufacturing activities to produce, package and distribute PALFORZIA.

During the quarter ended March 31, 2020, we had four customers, of whom three accounted for approximately 75%, 13% and 12% of total net revenues. We had no such concentration during the three months ended March 31, 2019.

In March 2020, the World Health Organization declared the global novel coronavirus, or COVID-19, outbreak a pandemic. To date, our operations have been significantly impacted by the COVID-19 pandemic, including with respect to the commercial launch of PALFORZIA and enrollment in our Phase 2 clinical trial for AR201. However, we cannot at this time predict the specific extent, duration or full impact that the COVID-19 pandemic will have on our financial condition and results of operations. The impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related governmental advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are also highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our business, financial condition, results of operations and prospects may be adversely affected.

Trade Receivables, net

Trade receivables are recorded net of estimates for which reserves are established for distributor fees, prompt pay discounts and other distributor costs that are offered within contracts between us and a limited number of specialty distributors and pharmacies in the United States, which we refer to herein as Customers. These reserves are classified as reductions of trade receivables. Refer to our Revenue Recognition policy for additional information.

Accounts outstanding longer than the contractual payment terms are considered past due. We write off accounts receivable when they are deemed uncollectible and such write-offs, net of payments received, are recorded as a reduction to the allowance. As of March 31, 2020, and March 31, 2019, we did not have any allowances for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We use actual costs to determine our cost basis for inventories. Inventories consist of raw materials, work-in-process and finished goods.

Prior to regulatory approval of our product candidates, expenses incurred to manufacture drug products are recorded as research and development expense. We begin capitalizing these expenses as inventory upon regulatory approval.

We assess our inventory levels each reporting period and write-down inventory that is expected to be at risk of expiration, that has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. In evaluating the sufficiency of our inventory reserves or liabilities for firm purchase commitments, we also take into consideration our firm purchase commitments for future inventory production. When we recognize a loss on such inventory or firm purchase commitments, such amounts are recognized as cost of revenues.

Revenue Recognition

Pursuant to ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, we recognize revenue upon transfer of control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract(s);
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract(s); and
(v)	recognize revenue when (or as) we satisfy a performance obligation.

We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

Product Revenue, Net

Our product revenue consists of U.S. sales of PALFROZIA, which we began shipping to Customers in March 2020. Prior to March 2020 we had no product revenue. We sell PALFROZIA to a limited number of Customers under a Risk Evaluation and Mitigation Strategy, a drug safety program that the FDA requires for certain medications with safety concerns to help ensure the benefits of the medication outweigh its risks. Revenue from product sales are recognized when the performance obligation under the agreements with our Customers are fulfilled, which is when the product has been delivered to our Customers. These Customers subsequently resell our products to patients and sometimes to hospitals, pharmacies and allergists.

Shipping and handling activities are considered to be fulfillment activities rather than a separate performance obligation and are recorded as cost of revenue.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from distribution fees, prompt pay discounts, expected product returns, chargebacks, rebates, co-pay assistance and other allowances that are offered relating to our product sales. These reserves as detailed below are based on the amounts earned or to be claimed on the related sales and are classified as reductions of trade receivables or accrued liabilities. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method under ASC 606 for relevant factors. These factors include current contractual and statutory requirements, specific known market events and trends, industry data, and/or forecasted customer buying and payment patterns. Overall, these reserves are factored into our net estimate of transaction price and reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts.

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Distribution Fees: Under our inventory management agreements with our Customers, we pay them a fee primarily for compliance with certain contractually determined covenants such as the maintenance of agreed upon inventory levels. These distribution fees are based on a contractually determined fixed percentage of sales. We record these distribution fees as a reduction of trade receivables.

Prompt Pay Discounts: Our Customers receive a contractually agreed discount for prompt payment. We expect our Customers will earn 100% of their prompt pay discounts and we record these discounts as a reduction of trade receivables.

Product Returns: We generally offer our Customers a right of return based on the product’s expiration date or other market-based factors for product that has been purchased from us. We estimate the amount of our product sales that may be returned by our Customers and record the estimates as an accrued liability. We currently estimate product returns using available industry data, our own sales information and our visibility into the inventory remaining in the distribution channel.

Rebates: We are subject to government mandated rebates under the Medicaid Drug Rebate Program and other government health care programs in the United States. Rebate amounts are based upon contractual agreements or legal requirements with public sector benefit providers. We use the expected-value method for estimating these rebates based on statutory discount rates and expected utilization. The expected utilization of such rebates is estimated based on third party market research data and data received from our Customers. Estimates for these rebates are adjusted quarterly to reflect the most recent information. We record the estimated rebates as an accrued liability.

Co-Pay Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-pay assistance. We record the estimated amounts as an accrued liability. Co-pay assistance is based on actual program participation on a patient-by-patient basis and estimates of program redemption using our patient data provided by the third-party administrator of our co-pay program. Estimates for these rebates are adjusted quarterly to reflect the most recent information.

Other Customer Credits: We pay fees to the specialty distributors and pharmacies for account management, data management and other administrative services. We have determined such services received to date are not distinct from our sale of products to the specialty distributors and pharmacies and, therefore, a fair market value for these services may not be reasonably determined for accounting purposes. We record these fees as an accrued liability.

Cost of Revenue

Cost of revenue consists primarily of direct and indirect costs related to the manufacturing of PALFROZIA units sold, including raw materials, third-party contract manufacturing and packaging costs, freight costs, storage costs, allocation of overhead costs of employees involved with production of PALFORZIA and costs paid to our contract manufacturers, if any, for anticipated shortfall in product demand relative to committed volumes. Such product costs incurred prior to FDA approval of PALFORZIA in January 2020 have been recorded as research and development expense in our condensed consolidated statement of operations.

Income Taxes

On March 18, 2020, the Families First Coronavirus Response Act, or the FFCR Act, and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The FFCR Act and CARES Act did not have a material impact on our condensed consolidated financial statements as of March 31, 2020; however, we continue to examine the impacts the FFCR Act and CARES Act may have on our business, results of operations, financial condition and liquidity.

Recently Adopted Accounting Pronouncements

We adopted Accounting Standards Update, or ASU, No. 2018-15, Intangibles-Goodwill and Other – Internal Use Software: Subtopic 340-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, as of January 1, 2020. This guidance required companies to apply the internal-use software guidance in Accounting Standards Codification, or ASC, 340-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implantation costs or expense them as incurred. The adoption of ASU No. 2018-15 did not have a material impact on our consolidated financial statements.

We adopted ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, as of January 1, 2020. The ASU adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The adoption of ASU No. 2018-13 did not have a material impact on our consolidated financial statements.

We adopted ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as of January 1, 2020. The ASU requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 modifies the other-than-temporary impairment model for available-for-sale debt securities and requires an estimate of expected credit losses when the fair value is below the amortized cost of the asset. The adoption of ASU No. 2016-13 did not have a material impact on our consolidated financial statements.

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

The following tables set forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$298,418	$—	$—	$298,418
Total cash and cash equivalents	$298,418	$—	$—	$298,418
Investments:
Agency securities	$—	$7,507	$—	$7,507
Corporate securities	—	30,970	—	30,970
Commercial paper	—	9,942	—	9,942
U.S. government securities	—	24,770	—	24,770
Total investments	$—	$73,189	$—	$73,189

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$79,880	$—	$—	$79,880
Total cash and cash equivalents	$79,880	$—	$—	$79,880
Investments:
Agency securities	—	8,862	—	8,862
Corporate securities	—	30,338	—	30,338
Commercial paper	—	7,949	—	7,949
U.S. government securities	—	31,145	—	31,145
Total investments	$—	$78,294	$—	$78,294

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value at March 31, 2020.

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, as of March 31, 2020 and December 31, 2019, are as follows (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$7,499	$8	$—	$7,507
Corporate securities	9,942	—	—	9,942
Commercial paper	31,009	23	(62)	30,970
U.S. government securities	24,586	184	—	24,770
Total available-for-sale investments	$73,036	$215	$(62)	$73,189

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$8,856	$6	—	$8,862
Corporate securities	30,286	55	(3)	30,338
Commercial paper	7,949	—	—	7,949
U.S. government securities	31,123	22	—	31,145
Total available-for-sale investments	$78,214	$83	$(3)	$78,294

At March 31, 2020, all of the available-for-sale securities have contractual maturities within two years. During the quarters ended March 31, 2020 and 2019, we did not have any allowance for credit losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

The carrying value of our long-term debt approximates its fair value at each balance sheet date due to its variable interest rate, which approximates a market interest rate.

4. Balance Sheet Components

Inventories

Inventories consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$30	$—
Work in process	3,321	—
Finished goods	725	—
Total inventories	$4,076	$—

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Furniture and equipment	$2,679	$2,660
Computer equipment	2,849	2,820
Manufacturing equipment	15,341	9,012
Leased equipment	102	100
Leasehold improvements	14,525	14,525
Construction in progress	470	6,649
Property and equipment, gross	35,966	35,766
Less: accumulated depreciation	(8,460)	(7,162)
Property and equipment, net	$27,506	$28,604

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Compensation and benefits	$8,151	$13,286
Research and development	10,010	11,336
Professional and consulting	10,125	6,627
Other	842	37
Total accrued liabilities	$29,128	$31,286

5. Long-term Debt, net of Discounts

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches, or the KKR Loans. Of the total loan amount, $40.0 million was funded upon closing of the transaction in January 2019 and $85.0 million was funded in February 2020 following FDA approval of PALFORZIA and satisfaction of other customary borrowing conditions. The remaining $45.0 million is to be made available at our option in 2020 upon the satisfaction of certain borrowing conditions, including our achievement of aggregate net sales (as defined in the agreement) for PALFORZIA by July 31, 2020 in an amount of at least $30.0 million. The KKR Loans have a maturity date being the earliest of (a) January 3, 2025, or if Regulatory Approval has not occurred on or before December 31, 2020, January 15, 2021 and (b) the date that is 91 days prior to the earliest current maturity date of any other loans we might have in excess of $15.0 million prior to the funding of the third tranche of the KKR Loans or $25.0 million following the funding of the third tranche of the KKR Loans. The KKR Loans bear interest through maturity, at our election with respect to (a) Alternate Base Rate, or ABR Loans, ABR plus 6.50% per annum and (b) London Interbank Offered Rate, or LIBOR Loans, 30-day LIBOR plus 7.50% per annum. We have the option to elect to make interest payments from available funds or make interest payments in kind by capitalizing such interest amounts on the applicable interest payment date by adding the amounts to the outstanding principal amount of the loan. Any capitalized amounts also bear interest. To date, we have selected to pay in kind and capitalized the interest through the three months ending March 31, 2020. We began accruing interest on outstanding KKR Loans on March 31, 2019, and continue to accrue interest on the outstanding KKR loans on the last business day of each March, June, September and December thereafter while any KKR Loan is outstanding, as well as on the final maturity date of the KKR Loans, with each such date being referred to herein as an Interest Payment Date.

In connection with the KKR Loans, we paid direct fees of $3.9 million, including debt issuance costs. The fees are being amortized as interest expense over the term of the debt.  As of March 31, 2020, $130.9 million was outstanding under the KKR Loans. As of March 31, 2020, the interest rate on the KKR Loans was 8.9% per annum.

The following table represents our short-term and long-term debt obligations (in thousands):

	March 31, 2020	December 31, 2019
Principal amount of long-term debt	$130,868	$44,004
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	130,868	44,004
Unamortized discount relating to deferred financing costs, net	(3,064)	(3,234)
Accrued exit fee payment	446	258
Long-term debt, net of discount and current portion	$128,250	$41,028

Future principal payments of our long-term debt as of March 31, 2020 are as follows (in thousands):

Fiscal year ending December 31:
2020	$—
2021	—
2022	—
2023	65,434
2024	65,434
Thereafter	—
Total	$130,868

6. Leases

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

The maturities of our operating lease liabilities were as follows (in thousands):

Remaining Lease Payments at March 31, 2020
	Operating	Financing	Total
2020	$2,839	$26	$2,865
2021	3,875	35	3,910
2022	3,929	9	3,938
2023	3,762	—	3,762
2024	1,857	—	1,857
Thereafter	227	—	227
Total lease payments	$16,489	$70	$16,559
Less: Effects of discounting	(4,350)	(9)	(4,359)
Present value of lease liabilities	$12,139	$61	$12,200
Less: current portion	(2,315)	(23)	(2,338)
Long-term lease liabilities	$9,824	$38	$9,862
Weighted-average remaining lease term	4.3 years	2.0 years
Weighted-average incremental borrowing rate	11%	23%

The component of our lease costs included in our condensed consolidated statements of income were as follows (in thousands):

	Quarter Ended March 31,
Lease Cost	2020	2019
Operating lease cost	$997	$965
Finance lease cost
Amortization of leased assets	33	8
Interest on lease liabilities	16	4
Net lease cost	$1,046	$977

Other information related to our operating lease was as follows (in thousands):

	Quarter Ended March 31,
Other Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$997	$965
Operating cash flows from finance leases	$49	$12

7. Commitments and Contingencies

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

In connection with the entry into the License Agreement, we paid Xencor an upfront payment of $5.0 million in cash, and we also issued to Xencor 156,238 shares of Common Stock.

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

8. Stockholders’ Equity

As of March 31, 2020 and December 31, 2019 we had authorized 10,000,000 shares of convertible preferred stock, and we had issued and outstanding 525,634 shares and no shares, respectively of convertible preferred stock.

In February 2020, we sold Nestlé Health Science an additional 525,634 shares of our Series A Convertible Preferred Stock at a price of $319.675 per share and 1,000,000 shares of our common stock at a price of $31.97 per share for aggregate gross proceeds of $200.0 million.

The significant provisions of the Series A convertible preferred stock are as follows:

Dividends: Shares of Series A preferred stock will be entitled to receive any dividends payable to holders of common stock, and will rank:

•	senior to all of the common stock;
•	senior to any class or series of capital stock of the Company created after the designation of the Series A preferred stock specifically ranking by its terms junior to the Series A preferred stock;
•

on parity with all shares of Series A preferred stock and any class or series of capital stock of the Company created after the designation of the Series A preferred stock specifically ranking by its terms on parity with the Series A preferred stock; and

•	junior to any class or series of capital stock of the Company created after the designation of the Series A preferred stock specifically ranking by its terms senior to the Series A preferred stock;

in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily and/or the right to receive dividends

Liquidation: In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A preferred stock will be entitled to receive, before any proceeds are distributed to the holders of common stock or junior securities and pari passu with any distributions to the holders of the Series A preferred stock, (i) an amount equal to $0.0001 per share of Series A preferred stock, plus any dividends declared but unpaid on such shares, plus (ii) such amount per share as would have been payable to such holder if all shares of Series A preferred stock held by such holder had been converted to common stock immediately prior to such liquidation, dissolution or winding up of the Company; provided, however, that, in the event that the assets to be distributed pursuant to this clause (ii) constitute equity securities or convertible securities of the Company (or any successor thereof) and, following any such distribution, any holder would hold or have a right to acquire greater than 19.99% of the number of shares of common stock or voting power of the Company (or any successor thereof) outstanding immediately after giving effect to all such distributions (such amount of securities being referred to as the “Surplus Amount”), then (x) the Company shall use commercially reasonable efforts to promptly obtain the approval of stockholders of the Company for such distribution of such Surplus Amount and (y) unless such approval of the stockholders of the Company is obtained, such holder shall not be entitled to receive such Surplus Amount.

Conversion: Each share of Series A preferred stock is convertible into ten shares of common stock (subject to adjustment as provided in the Certificate of Designation) at any time at the option of the holder, provided that the holder will be prohibited from converting the Series A preferred stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 19.99% of the total number of shares of common stock then issued and outstanding, subject to certain exceptions.

Voting: Shares of Series A preferred stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series A preferred stock will be required to amend the terms of the Series A preferred stock.

Redemption: The Series A preferred stock is not redeemable.

In connection with the entry into the License Agreement, we issued to Xencor 156,238 shares of common stock, pursuant to a Securities Issuance Agreement dated February 4, 2020.

9. Stock-Based Compensation

Equity Incentive Plan

In July 2015, we adopted the 2015 Stock Plan, or the 2015 Plan. Under the 2015 Plan, 4,681,544 shares of our common stock were initially reserved for the issuance of stock options and restricted stock to employees, directors, and consultants under terms and provisions established by the Board of Directors, or the Board, and approved by our stockholders. As of March 31, 2020, and December 31, 2019, there were 4,330,534 and 4,599,005 shares available for future grant, respectively.

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

In August 2015, we adopted the 2015 ESPP, which commenced on January 1, 2018. Under the 2015 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2015 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. As of March 31, 2020, 2,303,797 shares under the ESPP remain available for purchase. We issued 101,989 shares at a weighted average price of $17.67 per share during the year ended December 31, 2019.

Our 2013 Stock Plan, or the 2013 Plan, which was originally adopted during January 2013, was terminated upon consummation of our IPO in August 2015. As a terminated plan, no further options can be granted from the 2013 Plan, and no further shares are reserved for issuance under the 2013 Plan.

Option activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2019	7,629,823	$21.52	8.0	$91,745
Options granted	2,440,500	$25.44
Options exercised and shares vested	(133,844)	$15.67
Options cancelled	(153,343)	$25.28
Balance, March 31, 2020	9,783,136	$22.52	8.0	$7,946
Options vested and expected to vest as of March 31, 2020	8,797,886	$22.24	7.8	$7,928
Options exercisable as of March 31, 2020	3,715,158	$18.71	6.3	$7,820

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of March 31, 2020. The 2013 Plan provided for early exercise, therefore, all our outstanding stock options issued under that plan are exercisable. The total intrinsic value of options exercised during the quarter ended March 31, 2020 was $2.0 million.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2019	530,795	$25.79
Awarded	553,800	$24.31
Released	(154,324)	$27.60
Forfeited	(21,346)	$24.83
Unvested Balance, March 31, 2020	908,925	$24.68

RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period).

In connection with the expansion and extension of our long-term exclusive commercial supply agreement with GPC, we issued 300,000 shares of restricted common stock in January 2018. The restricted common stock vests in four tranches over a 3.5 year period and is measured based on the fair market value of our common stock on December 31, 2018. As of March 31, 2020, 150,000 shares had vested, and the remaining shares were restricted. As of March 31, 2020, total estimated unrecognized expense related to these restricted shares was $2.3 million based upon the fair market value of our common stock on December 31, 2018, which is expected to be recognized over the remaining vesting period of 1.3 years as general and administrative expense. Stock-based compensation expense recognized during the quarters ended March 31, 2020 and 2019 related to these shares was $0.4 million and $0.4 million, respectively.

As of March 31, 2020, we had issued 58,000 RSUs with a grant date fair value of approximately $1.4 million, to certain key employees that include service and performance vesting conditions related to the achievement of certain regulatory approvals for PALFORZIA. During the quarter-ended March 31, 2020, we recognized $1.1 million of stock-based compensation expense for 36,000 of such shares that vested upon the satisfaction of a performance condition.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Quarter Ended March 31,
	2020	2019
Expected term (in years)	6.0	6.0
Expected volatility	57.2%	63.5%
Risk free interest rate	1.7%	2.5%
Dividend yield	—%	—%
Weighted average estimated fair value	$13.81	$13.89

The weighted-average assumptions used to estimate the fair value of ESPP using the Black-Scholes option valuation model were as follows:

	Quarter Ended March 31,
	2020	2019
Expected term (in years)	0.5	0.8
Expected volatility	51.2%	50.2%
Risk free interest rate	1.6%	2.0%
Dividend yield	—%	—%
Weighted average estimated fair value	$7.88	$11.06

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, reflected in the condensed consolidated statements of comprehensive loss is as follows (in thousands):

	Quarter Ended March 31,
	2020	2019
Cost of revenue	$4	$—
Research and development	4,061	2,743
Selling, general and administrative	6,238	5,022
Total stock-based compensation expense	$10,303	$7,765

During the quarter ended March 31, 2020, stock-based compensation expense of $0.1 million was capitalized into inventory. During the quarters ended March 31, 2020 and 2019, we recorded approximately $0.2 million and $0.4 million, respectively, of stock-based compensation expense related to the acceleration of certain former executives’ stock options.

As of March 31, 2020, total unrecognized stock-based compensation expense and expected period over which such compensation will be recognized were as follows ($ in thousands):

As of March 31, 2020
Stock-option
Unrecognized stock compensation expense	$68,129
Weighted-average remaining vesting period (years)	3.0
RSU
Unrecognized stock compensation expense	$16,304
Weighted-average remaining vesting period (years)	2.6
ESPP
Unrecognized stock compensation expense	$156
Weighted-average remaining vesting period (years)	0.1

10. Net Loss per Share

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Quarter Ended March 31,
	2020	2019
Stock options	9,783,136	8,309,613
RSUs	908,925	670,000
Preferred stock	5,256,340	—

11. Related Party Transaction

In June 2017, Mark McDade, a member of our Board of Directors, joined the Board of Directors of MyHealthTeams, a private company that creates social networks for people living with chronic conditions by partnering with pharmaceutical and healthcare companies. We entered into an agreement with MyHealthTeams in 2015 under which they provide services to us. During the quarters ended March 31, 2020 and 2019, there were payments of $0 and $0.1 million, respectively, to MyHealthTeams pursuant to such agreement. At March 31, 2020 and December 31, 2019, there were no accrued liabilities due under the MyHealthTeams agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 27, 2020. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

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

Our main therapeutic approach, which we refer to as Characterized Oral Desensitization Immunology Therapy, or CODITTM, is designed to desensitize patients to food allergens and thereby reduce the risk of having an allergic reaction upon allergen exposure or reduce symptom severity should an allergic reaction occur. As a result, we believe CODIT could contribute to reducing the burden and anxiety experienced by food-allergic patients and their families.

PALFORZIATM (Peanut (Arachis hypogaea) Allergen Powder-dnfp) (formerly AR101) is our lead internally developed product utilizing CODIT and was approved by the FDA for marketing and sale in the United States in January 2020. PALFORZIA is indicated for the mitigation of allergic reactions, including anaphylaxis, after accidental exposure to peanut. PALFORZIA is approved for use in patients with a confirmed diagnosis of peanut allergy. Initial Dose Escalation may be administered to patients aged 4 through 17 years. Up-dosing and maintenance may be continued in patients 4 years of age and older. PALFORZIA is to be used in conjunction with a peanut-avoidant diet. We are currently commercializing PALFORZIA in the United States through a specialty sales force of approximately 80 Practice Account Managers targeting practicing allergists. We commenced commercial sales in the first quarter of 2020.

In addition to the approved indication, we are developing PALFORZIA for use in young children aged one to less than four years old in a randomized, double-blind, placebo controlled multinational Phase 3 trial called POSEIDON. We submitted a Marketing Authorization Application, or MAA, for PALFORZIA with the European Medicines Agency, or EMA, in June 2019 and the application is currently under review. If approved in the European Union, or EU, and the United Kingdom, we currently intend to commercialize PALFORZIA in Europe by developing a specialty sales force targeting allergy-focused clinicians in major European markets, beginning with Germany.

We are developing additional CODIT product candidates beyond peanut allergy. In August 2019, we commenced a Phase 2 clinical trial in subjects with hen egg allergy for our product candidate, AR201. Regarding our multi-tree nut program, we recently had a positive pre-investigational new drug meeting with the FDA, which helped define a clear path forward for clinical development.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and commercialization of PALFORZIA. We started generating revenue from product sales in the first quarter of 2020, and, as a result, we have incurred significant losses in the past. We incurred net losses of $86.4 million and $54.3 million for the quarters ended March 31, 2020 and 2019, respectively, and used $71.8 million of cash in operations for the quarters ended March 31, 2020. As of March 31, 2020, our accumulated deficit was $811.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we begin to commercialize PALFORZIA and as we continue to develop other product candidates

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches. Of the total loan amount, $40.0 million was funded upon the closing of the transaction in January 2019 and $85.0 million was funded in February 2020 upon FDA approval of PALFORZIA and satisfaction of other customary borrowing conditions. The remaining $45.0 million is to be made available at our option in 2020, upon the satisfaction of certain borrowing conditions, including our achievement of aggregate net sales (as defined in the agreement) for PALFORZIA by July 31, 2020 in an amount of at least $30.0 million.

In February 2020, we sold Nestlé Health Science an additional 525,634 shares of our Series A Preferred Stock at a price of $319.675 per share and 1,000,000 shares of our common stock at a price of $31.97 per share for aggregate gross proceeds of $200.0 million.

We rely exclusively on the Golden Peanut Company, or GPC, to provide standard food-grade peanut flour pursuant to a long-term exclusive commercial supply agreement. We currently utilize contract manufacturers for all our manufacturing activities. In June 2015, we entered into a lease for a manufacturing facility in Clearwater, Florida. In June 2017, we completed the construction of the manufacturing facility within the leased building, which we intend to handle full-scale cGMP (current Good Manufacturing Practices) commercial production of PALFORZIA, if approved, and supply future clinical trials of AR101. This manufacturing facility became operational in November 2018. We plan to continue to rely on the contract manufacturer that is located at the same site to manage the operations of this manufacturing facility. Additionally, we currently utilize specialized clinical vendors, clinical trial sites, consultants, and clinical research organizations, or CROs, to ensure the proper and timely conduct of our clinical trials. We expect to continue to significantly increase our investment in our manufacturing process and commercial organization as we launch of PALFORZIA commercially in the United States and as we prepare for the potential approval of the MAA with the EMA for PALFORZIA.

COVID-19 Update

To date, COVID-19 has had, and may continue to have, an adverse impact on our operations and the commercialization of PALFORZIA, our clinical trials, as well as on our clinical trial material distribution system and our expenses, including as a result of preventive and precautionary measures that we, other businesses and governments are taking.

In particular, we have experienced significant business disruptions, including delaying the commercialization of PALFORZIA in the United States as a result of a reduction in access to our customers due to the reduced business hours of medical facilities as local, state, federal, and foreign governments institute prolonged shelter-in-place and/or self-quarantine mandates.  Under the Risk Evaluation and Mitigation Strategy, or REMS, for PALFORZIA, the first dose of each up-dosing level must be administered in a certified healthcare setting and, due to the strains placed on the providers of healthcare services by COVID-19, including shelter-in-place restrictions, many patients are not able to access physicians in a manner sufficient to commence treatment with PALFORZIA.  Similarly, patients who have commenced treatment, but who have not yet advanced through the up-dosing phase, have been restricted from accessing the necessary healthcare settings and, as a result, are being maintained at their existing dose levels.

Formulary adoption conversations with payers regarding PALFORZIA are proceeding virtually.  As of April 30, 2020, there were 15 plans in the United States that have either interim or permanent policies written that cover PALFORZIA. These plans cover approximately 43 million lives.  The Company anticipates that these interactions will continue and lead to additional formulary coverage decisions by payers later this year.  However, the impact of the COVID-19 pandemic on formulary coverage for PALFORZIA is hard to assess due the rapidly evolving nature of the situation and it is possible that formulary coverage may be delayed.  Until the product is formally covered on formularies, allergists can initiate patients on treatment via the use of the medical exception processes provided by payers.

In regards to clinical trials of PALFORZIA, our POSEIDON (ARC005) Phase 3 clinical trial to explore the efficacy and safety of PALFORZIA in young peanut-allergic children ages 1 to <4 years is ongoing although enrollment has paused. Assuming clinical sites are able to resume operations and enroll patients, we expect to complete enrollment in the second half of 2020 and data in the first half of 2021.  However, the impact of the COVID-19 pandemic on the timing of study enrollment and completions is hard to assess due the rapidly evolving nature of the situation and it is possible that the study enrollment and completion may be delayed.

In regards to AR201, while we saw an increase in enrollment in our Phase 2 clinical trial in the first quarter of 2020, we experienced a significant decline in enrollment following the spread of COVID-19 in the United States.  As a result, as a cost saving measure and in light of the ongoing impacts of COVID-19, we have decided to end enrollment in the study.  For those patients who had enrolled in the clinical trial and begun receiving treatment, we are continuing to deliver maintenance doses of AR201, and all patients presently enrolled in the study will be able to complete the trial once possible. We then intend to review the data from these subjects and determine the best path forward. We also follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including the remote monitoring of clinical data.

In regards to our supply chain and distribution model, we have initiated direct-to-patient shipment of clinical trial materials in Europe and, more recently, in the United States, to permit uninterrupted supply of clinical trial materials to our clinical trial subjects. This measure became necessary as clinical trial subjects were unable to visit their physician offices to receive re-supply of clinical trial materials due to the COVID-19 pandemic. Other than this shift in our distribution model for clinical trial materials, there have been no disruptions in our supply chain of drug manufacturers necessary to conduct our clinical trials and we believe that we will be able to supply the clinical material needs of our ongoing clinical studies. In addition, our supply chain for PALFORZIA has not been significantly impacted to date by the COVID-19 pandemic. Further, we do not believe that the pandemic has to date caused, or will going forward cause, a significant delay in the review and potential approval of our MAA by the EMA or our MAA by Swissmedic.

As a result, we expect a standard overall review period for our MAA for PALFORZIA with a target action date in the fourth quarter of 2020. We also believe the Swissmedic review of PALFORZIA is ongoing and remains on track.  The target action date is mid-2021.

We cannot at this time predict the specific extent, duration or full impact that the COVID-19 pandemic will have on our financial condition and results of operations. The impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related governmental advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are also highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our business, financial condition, results of operations and prospects may be adversely affected.

In late February 2020, our executive leadership team began to closely monitor the evolving COVID-19 crisis and advise on our response. In alignment with public health guidance designed to slow the spread of COVID-19, as of mid-March 2020, we implemented a remote work plan for all employees.  We are supporting all of our employees by leveraging virtual meeting technology and encouraging employees to follow local health authority guidance. We may need to undertake additional actions that could impact our operations as required by applicable laws or regulations, or which we determine to be in the best interests of our employees.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the revenue, costs and expenses recognized during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no new policies or significant changes to our critical accounting policies as disclosed in the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below. Our significant accounting policies are more fully described in Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Revenue Recognition

Pursuant to Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, we recognize revenue upon transfer of control of promised goods or services, in an amount that reflects the consideration to which we are entitled to in exchange for those goods or services. We calculate gross product revenues based on the price that we charge to the specialty pharmacies and distributors in the United States, which we refer to herein as Customers. We estimate our domestic net product revenues by deducting from our gross product revenues: (a) trade allowances, such as distribution fees and discounts for prompt payment; (b) estimated government rebates and chargebacks; (c) certain other fees paid to specialty pharmacies, distributors and commercial payors; and (d) product returns. Discounts and allowances are complex and require significant judgment by management. Management assesses estimates each period and updates them to reflect current information.

         We initially record estimates for these deductions at the time we recognize the related gross product revenue, and revise these estimates in subsequent period as needed, resulting in net product revenue recognized. We base our estimates for the expected utilization on customer and payer data received from the specialty pharmacies and distributors and historical utilization rates as well as third-party market research data.

Inventories

Prior to regulatory approval of our product candidates, expenses incurred to manufacture drug products are recorded as research and development expense. Beginning in the first quarter of 2020, we began to capitalize inventory costs associated with PALFROZIA supply when it was determined that the inventory had a probable future economic benefit concurrent with FDA approval in January 2020.

Inventory costs are determined using the standard cost methodology, and this methodology approximates actual cost determined using a first-in, first-out, or FIFO, basis cost flow assumption for the purposes of matching such costs to the related product sale.

We periodically review our inventories for excess amounts or obsolescence and write down obsolete or otherwise unmarketable inventory to the estimated net realizable value. Our assessment of estimated excess, obsolete and non-sellable inventories are based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions, and also consider future firm purchase commitments, which require management to utilize judgement in formulating estimates and assumptions that we believe to be reasonable under the circumstances.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Components of Results of Operations

Product Revenue, Net

Our product revenue, net consists of U.S. sales of PALFORZIA. Prior to March 2020, we had no product revenue.

Cost of Revenue

Cost of revenue relates to sales of PALFORZIA, which began in March 2020. Cost of revenue consists primarily of direct and indirect costs related to the manufacturing of PALFROZIA units sold, including raw materials, third-party contract manufacturing and packaging costs, freight costs, storage costs, allocation of overhead costs of employees involved with production of PALFORZIA and fixed costs to our contract manufacturers, if any, for anticipated shortfall in product demand relative to committed volumes. Prior to regulatory approval of PALFORZIA, expenses incurred to manufacture PALFORZIA were recorded as research and development expense.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include employee-related costs, stock-based compensation expense, external professional services expenses, and facilities and other costs. Employee-related costs include salaries, bonuses, severance and benefits for personnel in our general and administrative functions, including medical affairs. Stock-based compensation expense is expense associated with our equity plans for awards to personnel in our general and administrative functions. External professional services expenses consist of legal, accounting, and audit services, certain medical affairs related-expenses and marketing expenses related to commercial launch preparation and execution.  Facilities and other costs consist of allocable expenses, including facilities-related rent and depreciation, from our facilities and information technology departments, which are allocated between research and development and general and administrative functions based on headcount.

Results of Operations

Comparison of the Quarters Ended March 31, 2020 and 2019

	Quarter Ended March 31,
	2020	2019	$ Change	% Change
	(In thousands)
Product revenue, net	$575	$—	$575	*
Costs and operating expenses:
Cost of revenue	257	—	257	*
Research and development	36,463	31,316	5,147	16%
Selling, general and administrative	49,138	23,712	25,426	107%
Total costs and operating expenses	85,858	55,028	30,830	56%
Loss from operations	(85,283)	(55,028)	(30,255)	55%
Interest income	978	1,901	(923)	(49)%
Interest expense	(2,229)	(1,144)	(1,085)	95%
Other income, net	221	34	187	550%
Loss before provision for income taxes	(86,313)	(54,237)	(32,076)	59%
Provision for income taxes	119	29	90	310%
Net loss	$(86,432)	$(54,266)	$(32,166)	59%

*Percentage not meaningful

Product Revenue, Net:

The following table summarizes our product revenue during the quarters ended March 31, 2020 and 2019:

	Quarter Ended March 31,
	2020	2019	$ Change	% Change
	(In thousands)
Product revenue, net	$575	$—	$575	*

*Percentage not meaningful

Product revenue consists of sales of PALFORZIA, which was approved by FDA in January 2020. We first commenced commercial shipments of PALFORZIA in March 2020.

Cost of Revenue:

The following table summarizes our cost of revenue expenses incurred during the quarters ended March 31, 2020 and 2019:

	Quarter Ended March 31,
	2020	2019	$ Change	% Change
	(In thousands)
Cost of revenue	$257	$—	$257	*

*Percentage not meaningful

Cost of revenue during the quarter ended March 31, 2020 consists of costs associated with product shipments as well as the cost for the write-off of one manufacturing lot, which did not meet our stringent manufacturing specifications. Prior to regulatory approval of PALFORZIA, we incurred expenses to manufacture PALFORZIA, which were recorded as research and development expense. We expect to sell inventory previously expensed to research and development over approximately the current year, and accordingly we expect our costs of product sales of PALFORZIA to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product. Discrete period costs such as those incurred in the first quarter of 2020 are difficult to predict and will be recorded as incurred.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the quarters ended March 31, 2020 and 2019:

	Quarter Ended March 31,
	2020	2019	$ Change	% Change
	(In thousands)
External clinical-related expenses	$21,606	$17,764	$3,842	22%
Employee-related costs	8,431	8,275	156	2%
Stock-based compensation expense	4,061	2,743	1,318	48%
Facilities and other costs	2,365	2,534	(169)	(7)%
Total research and development expenses	$36,463	$31,316	$5,147	16%

Research and development expenses increased by $5.1 million for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019, primarily due to increased external clinical-related and stock-based compensation expenses. External clinical-related expenses increased primarily due to the $10.0 million equity and cash upfront payments to Xencor in February 2020 under our development arrangement for AIMab7195. This increase was partially offset by decreased clinical trial costs primarily due to the close-out of certain PALFORZIA clinical trials and decreased manufacturing costs as we began capitalizing costs for inventory upon FDA approval of PALFORZIA. Stock-based compensation expenses increased as a result of the vesting of RSUs granted to certain key employees based on the achievement of certain regulatory approvals for PALFORZIA.

We expect research and development expenses to decrease in the near-term as we continue to close-out PALFORZIA related clinical trials, which we expect to be partially offset by the development of additional CODIT product candidates, including for the treatment of egg allergy and multi-tree nut allergy.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses incurred during the quarters ended March 31, 2020 and 2019:

	Quarter Ended March 31,
	2020	2019	$ Change	% Change
	(In thousands)
Employee-related costs	$20,527	$8,884	$11,643	131%
Stock-based compensation expense	6,238	5,022	1,216	24%
External professional services	20,989	9,327	11,662	125%
Facilities and other costs	1,384	479	905	189%
Total selling, general and administrative expenses	$49,138	$23,712	$25,426	107%

Selling, general and administrative expenses increased by $25.4 million for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019, primarily due to increased employee-related costs, external professional services costs, stock-based compensation expense and facilities and other costs. Employee-related expenses and stock-based compensation expense increased as a result of increased headcount to support the commercialization of PALFORZIA, including the addition of a specialty field team of approximately 80 Practice Account Managers targeting practicing allergists. External professional services increased primarily due to consulting services for commercial launch, medical education and grants, and support for PALFORZIA.  Facilities and other costs increased due to increased general and administrative costs related to support functions and general supplies for our growing headcount.

We expect our quarterly selling, general and administrative expenses to continue at this level or decrease for the remainder of 2020 as we implement cost containment measures in both the United States and Europe.  The commercialization of PALFORZIA in the United States remains our top priority.

Interest Income

Interest income decreased by $0.9 million for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019, primarily due to lower average cash, cash equivalents, and investment balances.

Interest Expense

Interest expense increased by $1.1 million for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019, primarily due to drawing the second tranche on the KKR loans in February 2020.

Other Income, net

Other income, net increased by $0.2 million for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019, primarily due to research and development credits related to our foreign operations.

Provision for Income Taxes

The provision for income taxes for the quarters ended March 31, 2020 and 2019 resulted from our foreign operations.

Liquidity and Capital Resources

As of March 31, 2020, we had cash, cash equivalents and investments of $371.6 million. In light of the launch delay caused by COVID-19, we are taking numerous active steps to conserve financial resources. We anticipate that based on our current business plan, our financial resources fully fund us.

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches. Of the total loan amount, $40.0 million was funded upon the closing of the transaction in January 2019 and $85.0 million was funded in February 2020 upon FDA approval of AR101 and satisfaction of other customary borrowing conditions. The remaining $45.0 million is to be made available at our option in 2020, upon the satisfaction of certain borrowing conditions, including our achievement of aggregate net sales (as defined in the agreement) for PALFORZIA by July 31, 2020 in an amount of at least $30.0 million. The loan can be prepaid at our discretion, at any time, subject to prepayment fees. The weighted-average interest rate will be calculated based on the daily cost of borrowing, reflecting the relevant adjusted London Interbank Offered Rate, or LIBOR, or Alternate Base Rate, or ABR plus the applicable margin. We have the option to elect to make interest payments from available funds or make interest payments in kind by capitalizing such interest amounts on the applicable interest payment date by adding the amounts to the outstanding principal amount of the loan. Any capitalized amounts shall thereafter bear interest. The Company has selected to pay in kind and have the interest capitalized for the quarters ended March 31, 2020 and 2019.

In February 2020, we sold Nestlé Health Science an additional 525,634 shares of our Series A Preferred Stock at a price of $319.675 per share and 1,000,000 shares of our common stock at a price of $31.97 per share for gross aggregate proceeds of $200.0 million.

With FDA approval of PALFORZIA in January 2020, we commenced commercial sales in the first quarter of 2020. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities with existing cash and investment and through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

We expect to incur continued expenditures in the future in connection with the expansion of our U.S. commercial infrastructure and sales force in connection with commercializing PALFORZIA in the United States. While we have ended enrollment in our Phase 2 clinical trial of AR201, we intend to continue to make investments to develop our product candidates.

Summary Statement of Cash Flows

	Quarter Ended March 31,
	2020	2019	$ Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(71,812)	$(45,829)	$(25,983)
Investing activities	$4,864	$(19,528)	$24,392
Financing activities	$285,476	$38,904	$246,572

Net Cash Used In Operating Activities

Net cash used in operating activities was $71.8 million for the quarter ended March 31, 2020, an increase of $26.0 million from $45.8 million for the quarter ended March 31, 2019. This increase was primarily due to higher net loss from operations resulting from increased operating expenses, which included approximately $15.0 million of cash expenses unique to the first quarter. As a result, we expect that quarterly cash spending from operations for the remainder of the year will be substantially lower than what we reported in the first quarter of 2020.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities was $4.9 million for the quarter ended March 31, 2020, an increase of $24.4 million from net cash used in investing activities of $19.5 million for the quarter ended March 31, 2019. The increase was primarily due to the timing of net maturities of various investments as we monitor the balance of our portfolio’s investments while managing our cash requirements.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $285.5 million for the quarter ended March 31, 2020, an increase of $246.6 million from $38.9 million for the quarter ended March 31, 2019. The increase was primarily due to Nestle Health Science’s equity investment of $200.0 million as well as well as our net debt borrowing under the KKR agreement of $85.0 million in February 2020.

As of March 31, 2020, we had cash, cash equivalents and investments of $371.6 million.

Contractual Obligations and Other Commitments

There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have variable interests in variable interest entities.

Segment Information

We have one primary business activity and operate as one reportable segment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019, except as follows. As of March 31, 2020, we had approximately $130.9 million of future principal payments associated with long-term debt with variable interest rate components. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 8.9% on our long-term debt as of March 31, 2020, would result in a change in our annual interest expense impacting the financial statements by approximately $1.3 million. This hypothetical increase or decrease will likely be different from what actually occurs in the future, and the impact may differ from that quantified herein.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

During the three months ended March 31, 2020, upon FDA approval of PALFORZIA, we implemented new controls to ensure compliance with ASC 606, Revenue from Contracts with Customers and also made enhancements and modifications to existing internal controls and procedures to ensure compliance with ASC 330, Inventory. These changes to our control environment were substantially completed during the quarter ended March 31, 2020.

Other than the item noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to the COVID-19 Pandemic

Public health crises, epidemics and pandemics, or the perception of their effects, have had and could continue to have an adverse effect on our business, financial condition and results of operations, or cash flows.

Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus (COVID-19). To date, COVID-19 has had, and may continue to have, an adverse impact on our operations and the commercialization of PALFORZIA, our clinical trials, as well as on our clinical trial material distribution system and our expenses, including as a result of preventive and precautionary measures that we, other businesses and governments are taking. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in demand for PALFORZIA.  Though the effect has been limited to date, COVID-19 may eventually also affect our supply chains.

Public health crises or outbreaks of epidemic, pandemic, or contagious diseases could also cause disruptions to our business. As a result of the COVID-19 outbreak, we have experienced significant business disruptions, including delaying the commercialization of PALFORZIA in the United States, restricting our ability to travel and the temporary closing of our facilities. While the complexity of our supply chain and logistics operations has been increased as a result of the COVID-19 outbreak, our manufacturing facilities remain fully operational and we believe we have sufficient product supply of PALFORZIA to meet demand in the near-term.  However, the COVID-19 outbreak has resulted in a reduction in access to our customers due to the reduced business hours of medical facilities as local, state, federal, and foreign governments institute prolonged shelter-in-place and/or self-quarantine mandates. In addition, our corporate headquarters and many of our operations are in locations which have instituted shelter-in-place orders applicable to most of our employees in that region, requiring our employees to work from home. These unprecedented measures to slow the spread of the virus taken by local governments and health care authorities globally, have had, and we expect will continue to have, a significant negative impact on our operations and financial results.

In particular, we have experienced significant business disruptions, including delaying the commercialization of PALFORZIA in the United States as a result of a reduction in access to our customers due to the reduced business hours of medical facilities as local, state, federal, and foreign governments institute prolonged shelter-in-place and/or self-quarantine mandates.  Under the Risk Evaluation and Mitigation Strategy, or REMS, for PALFORZIA, the first dose of each up-dosing level must be administered in a certified healthcare setting and, due to the strains placed on the providers of healthcare services by COVID-19, including shelter-in-place restrictions, many patients are not able to access physicians in a manner sufficient to commence treatment with PALFORZIA.  Similarly, patients who have commenced treatment, but who have not yet advanced through the up-dosing phase, have been restricted from accessing the necessary healthcare settings and, as a result, are being maintained at their existing dose levels.

We submitted a MAA for PALFORZIA with the EMA in June 2019 and the application is currently under review. While we do not believe that the pandemic has to date caused, or will going forward cause, a significant delay in the review and potential approval of our Marketing Authorization Application, or MAA, by the European Medicines Agency, or EMA, or our MAA by Swissmedic.  However, the impact of the COVID-19 pandemic is hard to assess and it is possible that the review process for our applications may be delayed

In addition, current and upcoming clinical trials run in the United States and Europe by us have been and may continue to be affected by the COVID-19 outbreak. Patient enrollment and randomization have been delayed as patients remain subject to shelter-in-place orders. For example, our POSEIDON (ARC005) Phase 3 clinical trial to explore the efficacy and safety of PALFORZIA in young peanut-allergic children ages 1 to <4 years is ongoing although enrollment has paused. The duration of these delays is unknown at this time. If the COVID-19 outbreak continues as a worldwide pandemic, it may delay enrollment in our clinical trials, including here in the United States and Europe, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our clinical results and ultimate commercialization of our product candidates affected and increase our clinical trial costs.

In addition, the widespread health crisis resulting from the outbreak of COVID-19 has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in an economic downturn that could curtail or delay demand for PALFORZIA. Due to the uncertain scope and duration of the pandemic, and uncertain timing of global recovery and economic normalization, we are unable to estimate the overall impacts on our operations and financial results.

The COVID-19 pandemic could adversely impact our clinical trials.

In response to the spread of COVID-19, we have closed our offices with our employees continuing their work outside of our offices. We have also had to adjust protocols for our clinical trials as patients remain subject to shelter-in-place restrictions. If COVID-19 continues to spread in the United States, Europe and elsewhere, we may experience additional disruptions that could severely impact our clinical trials, including:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•

changes in local regulations as part of a response to the COVID-19 coronavirus pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	interruptions or delays in preclinical studies due to restricted or limited operations at research and development laboratory facilities;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

•	refusal of the FDA to accept data from clinical trials in affected geographies.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States, Europe and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, Europe and other countries to contain and treat the disease.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We recently received approval to market our first product, PALFORZIATM, and have just begun commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.

We are a biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, therapeutic approach and our lead product, PALFORZIA (AR101), as well as researching and developing additional CODIT product candidates. On January 31, 2020, the United States Food and Drug Administration, or FDA, approved our Biologics License Application, or BLA, for PALFORZIA for the mitigation of allergic reactions, including anaphylaxis, that may occur with accidental exposure to peanut in patients aged 4 to 17 years old with a confirmed diagnosis of peanut allergy. We had just begun commercial sales when the COVID-19 pandemic interrupted our commercial roll out. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We incurred a net loss of $86.4 million for the quarter ended March 31, 2020 and a net loss of $248.5 million, $210.8 million, and $131.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. At March 31, 2020, our accumulated deficit was $ 811.1 million. We expect to continue to incur losses for the foreseeable future. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for PALFORZIA and any of our product candidates that are approved, if any, may vary significantly;
•	coverage and reimbursement policies with respect to PALFORZIA and our product candidates, if approved, and potential future drugs that compete with PALFORZIA and our product candidates;
•	the timing and cost of, and level of investment in, the commercialization and further development of PALFORZIA, which may change from time to time;
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
•

the timing and success or failure of clinical trials for PALFORZIA and our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

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

We may choose, or need, to obtain substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our CODIT therapeutic approach, PALFORZIA, and researching and developing additional CODIT product candidates. At March 31, 2020, we had capital resources consisting of cash, cash equivalents and investments of $371.6 million. We believe that we will continue to expend substantial resources for the foreseeable future on the commercialization of PALFORZIA, including sales and marketing efforts, physician and patient education and training and seeking foreign regulatory approval of PALFORZIA, and as we continue to develop and seek regulatory approval for our product candidates.

In addition, other unanticipated costs may arise. Because the outcome of any drug development and/or regulatory approval process is highly uncertain, we may not be able to accurately estimate the actual amounts necessary to successfully complete the commercialization of PALFORZIA or the development, regulatory approval process and commercialization of AR201 or any other product candidates.

With the proceeds from Nestlé Health Science’s $200.0 million equity investment and the draw of the second tranche under our loan from KKR of $85.0 million in February 2020, we anticipate that based on our current business plan, our financial resources fully fund us. However, our operating plan may change as a result of many factors, including the effects of the COVID-19 pandemic and other factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. If we raise additional capital through strategic collaboration agreements, we may have to relinquish valuable rights to our product candidates including possible future revenue streams. In addition, any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize PALFORZIA and our product candidates.

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

•

the extent to which the COVID-19 coronavirus and related governmental regulations and restrictions may impact our business, including our research, clinical trials, manufacturing, PALFORZIA launch plans and financial condition;

•	our ability to achieve sufficient market acceptance, coverage and reimbursement from third-party payors and adequate market share for PALFORZIA and our product candidates, if approved;

•

the timing and scope of the investment we make in continuing the development of our commercial infrastructure and sales force in connection with the commercialization of PALFORZIA in the United States, including our patient and physician education and training program;

•	commercialization costs associated with PALFORZIA, or if approved, AR201 or any other product candidates we develop, including the cost and timing of expanding our commercialization capabilities;

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

•

our ability to obtain regulatory approval for and subsequently commercialize PALFORZIA outside the United States and our ability to obtain foreign regulatory approval for and subsequently commercialize AR201 or any other product candidates we develop;

•	any unexpected results from further analysis of clinical data from our completed clinical trials;

•	the time and cost necessary to complete our ongoing and roll-over clinical trials for PALFORZIA and our phase 2 clinical trial for AR201;

•	the time and cost associated with designing and implementing quality systems for PALFORZIA and our product candidates in the United States and Europe;

•	the time and cost associated with clinical trials and pre-clinical development of other product candidates;

•	the availability of term loans under our credit agreement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	our ability to attract, hire and retain qualified personnel; and

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	our establishment of commercial capabilities or other activities that may be necessary to further commercialize PALFORZIA, or, if approved, AR201, or any additional product candidate;

•	clinical trials or other development activities for our product candidates; or

•	our research and development activities.

The terms of our credit agreement require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In January 2019, we entered into a credit agreement with an affiliate of KKR LLC, that is secured by a lien covering all of our tangible and intangible property. As of March 31, 2020, there was approximately $130.9 million of principal balance outstanding under the loan. We drew down an additional $85.0 million term loan available under the credit agreement following the fulfillment of certain customary conditions precedent in February 2020. Any delay or failure to commercialize PALFORZIA could affect our ability to make scheduled interest payments on outstanding term loans under the credit agreement, which began on March 31, 2019, which could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.  The credit agreement contains customary affirmative and negative covenants and events of default, including, covenants and restrictions that among other things, require us and our subsidiary guarantors to satisfy a minimum cash balance covenant and restricts our ability and our subsidiaries’ ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock.  A failure to comply with these covenants could permit the lenders under the credit agreement to declare the term Loans, together with accrued interest and fees, to be immediately due and payable.  In addition, if we default under the terms of the credit agreement, including failure to satisfy our operating covenants, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to Our Business

We are substantially dependent on the success of PALFORZIA, which was only recently approved by the FDA.

To date, we have invested substantially all of our efforts and financial resources in the research and development of our CODIT therapeutic approach, including PALFORZIA and our additional CODIT product candidates and the commercialization of PALFORZIA.

As a result, our prospects, including our ability to finance our operations and generate revenue, will depend largely on the successful development and commercialization of PALFORZIA. In January 2020, the FDA approved our BLA for PALFORZIA for the mitigation of allergic reactions, including anaphylaxis, that may occur with accidental exposure to peanut in patients aged 4 to 17 years old with a confirmed diagnosis of peanut allergy. However, we are not permitted to market or promote PALFORZIA outside the United States before we receive regulatory approval from the EMA or other comparable foreign regulatory authorities. In order to obtain regulatory approval for the sale of PALFORZIA from the EMA or other comparable foreign regulatory authorities, we must demonstrate the safety and efficacy of PALFORZIA in humans in our proposed indication. While we submitted our MAA for PALFORZIA in June 2019 based upon the safety and efficacy findings in our completed and ongoing clinical trials, there can be no assurance that we will receive regulatory approval from the EMA, or that PALFORZIA will successfully demonstrate safety and efficacy in any ongoing or future clinical trials we may be required to initiate.

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

As part of our original PALFORZIA BLA submission, we proposed a number of risk management measures for PALFORZIA.  The FDA has determined that PALFORZIA will only be available in the United States through a REMS. A REMS is a drug safety program that the FDA can require for certain medications with safety concerns to help ensure the benefits of the medication outweigh its risks. The requirements of the PALFORZIA REMS include: the prescribing physician and patient must be enrolled in the REMS prior to initiation of treatment; the initial dose escalation and the first dose of each up-dosing level must be administered in a certified healthcare setting; epinephrine must always be immediately available to patients; and pharmacies/distributors must be certified with the REMS and dispense PALFORZIA only to certified healthcare settings or to patients who are enrolled in the REMS. Consistent with immunotherapies indicated to treat allergic conditions, the approved labeling for PALFORZIA also includes a “black box” warning for risk of anaphylaxis. The imposition of the REMS or the inclusion of the “black box” warning could make it more difficult for PALFORZIA it to achieve its full commercial potential.

Accordingly, we cannot assure our stockholders that we will ever become profitable as a result of such sales. If we are not able to successfully commercialize PALFORZIA, or if we are significantly delayed in doing so, our business will be materially harmed.

We have built a commercial field organization and distribution network, and deployed medical science liaison personnel. If we are unable to appropriately train and monitor our commercial field organization and a distribution network on our own or through third parties, we may not be able to market, sell and distribute PALFORZIA or any additional product candidates or generate product revenue.

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

We implemented a training program to educate physicians and patients on the safe use of PALFORZIA and its approved indication. While we have made web conference technology available to our practice account managers so that they can support physicians and patients remotely in light of the COVID-19 pandemic, there could be delays in the engagement and completion of such programs. In addition, as part of the PALFORZIA REMS mandated by the FDA, the healthcare provider who prescribes PALFORZIA (the prescriber) and the practice that administers PALFORZIA (healthcare setting) must be certified in the PALFORZIA REMS. Prescribers must also enroll their patients in the PALFORZIA REMS before treatment can begin. Pharmacies and wholesale distributors will also have to be certified in the PALFORZIA REMS by enrolling before they can dispense or distribute PALFORZIA. A commercial launch, training program and REMS program of this size is a significant undertaking that requires substantial financial and managerial resources.

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

The PALFORZIA treatment regimen requires that patients start with a very low dose of PALFORZIA and gradually increase their dose over time. Based on our existing clinical data, we anticipate it will take patients approximately six months to reach a daily dose level of 300 mg of peanut protein. Patients would then continue on a daily therapeutic dose. PALFORZIA is available only through a REMS. Requirements of the PALFORZIA REMS include; the prescribing physician and patient must be enrolled in the REMS prior to initiation of treatment; the initial dose escalation and the first dose of each up-dosing level must be administered in a certified healthcare setting; epinephrine must always be immediately available to patients; and pharmacies/distributors must be certified with the REMS and dispense PALFORZIA only to certified healthcare settings or to patients who are enrolled in the REMS.

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

We currently, and intend to continue, to rely on single-source third-party manufacturers for commercial drug supply and clinical trial supply of PALFORZIA and to manufacture nonclinical, clinical and commercial supplies of AR201 and other product candidates. If any of these manufacturers fails to provide us or our collaborators with adequate supplies of materials for commercial product or clinical trials or fail to comply with the requirements of regulatory authorities, we may be unable to develop PALFORZIA, AR201 or other product candidates.

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

Further, we used blister packs and sachets as the final packaging configuration for our commercial launch of PALFORZIA. Foreign regulatory authorities may not find our proposed packing configuration acceptable, which would also delay the timing of our foreign regulatory filings or potential approval of PALFORZIA outside the United States.

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

Supplying appropriate commercial and clinical trial materials for the commercial launch of PALFORZIA and our ongoing and planned clinical trials on a timely basis is a complex operation, and our ability to supply materials for clinical trials may eventually be affected by the COVID-19 pandemic. There are multiple doses in the dose escalation phase of PALFORZIA and for our AR201 clinical trial. In addition, each subject can proceed through the dose escalation phase at a different rate depending on how the subject responds to each new dose. For example, a subject can move up to the next dose, remain on the current dose or move down to the prior lower dose during the dose escalation phase of our trials. We believe that this dosing flexibility improves outcomes for subjects. But this dosing flexibility also increases the complexity of supplying the appropriate doses to pharmacies and each clinical site on a timely basis. The complexity of our logistics operations for our clinical trial materials increased significantly throughout 2017 and 2018, and we expect such complexity to increase further in connection with the commercialization of PALFORZIA and as we continue to operate multiple large trials concurrently, including trials in Europe. EU regulations require that each lot of clinical trial material be certified and released by a designated qualified person. This certification and release process in the EU can cause delays in supplying clinical trial materials to clinical sites. The complexity of our supply chain and logistics operations has been increased as a result of the COVID-19 pandemic. However, our manufacturing facilities remain operational and we believe we have sufficient product supply of PALFORZIA to meet demand in the near-term. Any delays or errors in our PALFORZIA supply chain logistics could delay or adversely affect our ability to commercialize PALFORZIA and our ongoing and planned clinical trials.

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

To gain approval to market a biologic product candidate, such as PALFORZIA, a BLA, MAA or other comparable foreign regulatory filing must be submitted to the FDA, the EMA or other comparable foreign regulatory authority. Such applications must include extensive clinical, non-clinical and manufacturing data that adequately demonstrate to the satisfaction of the FDA, the EMA or other comparable foreign regulatory authority the safety, purity, potency and effectiveness of the product for the intended indication sought in the BLA, the MAA or other relevant regulatory filing. A BLA, MAA or other comparable foreign regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. In January 2020, the FDA approved our BLA for PALFORZIA for the mitigation of allergic reactions, including anaphylaxis, that may occur with accidental exposure to peanut in patients aged 4 to 17 years old with a confirmed diagnosis of peanut allergy and we have not commenced commercialization of the product. We submitted our PALFORZIA MAA to the EMA in June 2019.

Despite the FDA’s approval of PALFORZIA, the FDA, the EMA or any other comparable foreign regulatory bodies can delay, limit or deny further approvals of PALFORZIA or any initial approvals of AR201 or our other product candidates for many reasons, including:

•	the COVID-19 pandemic;

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

For planning purposes, we sometimes estimate the timing of the accomplishment of various commercial, scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding commercialization objectives or the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of regulatory approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•	the continued adverse impact of the COVID-19 pandemic on our operations and commercialization of PALFORZIA, as well as on our distribution systems and expenses;

•	our available capital resources or capital constraints we experience;

•	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating physicians and collaborators;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	the classifications of our product candidates by the FDA, the EMA or other regulatory authorities;

•	our receipt of approvals by the EMA or other regulatory authorities and the timing thereof;

•	other actions, decisions or rules issued by regulators;

•	our ability to access sufficient, reliable and affordable supplies of materials used in the manufacture of our product candidates;

•	our ability to manufacture and supply clinical trial materials to our clinical sites on a timely basis;

•	the efforts of our collaborators with respect to the commercialization of our products; and

•	the securing of, costs related to, and timing issues associated with, product manufacturing as well as sales and marketing activities.

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

For example, the positive top-line results generated in our PALISADE, RAMSES and ARTEMIS trials for PALFORZIA, as well as our prior clinical trials, do not ensure that our roll-over studies for such trials, any future clinical trials or widespread use following commercialization will demonstrate similar results. Commercial products and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks following commercial launch or in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even though we have completed PALISADE, RAMSES and ARTEMIS, the results may not be sufficient to obtain regulatory approval or commercial acceptance for certain patient populations. For example, while the majority of adults who completed the PALISADE trial in the PALFORZIA arm successfully tolerated the 600 mg dosage (85%), the percentage of dropouts in the 18-49 age range was substantially higher than in our 4-17 year old study population thereby reducing the number of our Intent to Treat, or ITT population in the 18-49 year old age range who successfully completed the DBPCFC. As a result, in the exploratory subpopulation ages 18-49, the ITT analysis did not show statistical significance at the 600 mg dose level.

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

Disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, our POSEIDON (ARC005) Phase 3 clinical trial to explore the efficacy and safety of PALFORZIA in young peanut-allergic children ages 1 to <4 years is ongoing although enrollment has paused.   In addition, as a cost savings measure and in light of the ongoing impacts of COVID-19, we have decided to end enrollment in our Phase 2 clinical trial of AR201.

In addition, we rely on CROs, specialized clinical vendors, clinical trial sites and consultants to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance and, as a result, may be subject to unanticipated delays. We are conducting our clinical trials at leading academic allergy research centers in the United States and Europe, as well as at community allergy practices. The number and capacity of such sites is limited and our ability to access the sites may be affected by the number and size of other trials occurring at the same time, including trials sponsored by our competitors. If adequate capacity at these sites is not available, the initiation and pace of our clinical trials may be adversely affected. Furthermore, our third-party contractors, including CROs, are being and may continue to be impacted in their ability to conduct our work as a result of the COVID-19 pandemic.

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

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, safety, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating. For example, pandemics and public health emergencies, such as the COVID-19 pandemic, have disrupted and delayed and could in the future disrupt or delay enrollment in our clinical trials in the United States and Europe.  Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations.

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

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We may also make assumptions, estimations, calculations and conclusions as part of our analysis of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Potential disruptions caused by the COVID-19 pandemic could exacerbate these challenges. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize PALFORZIA, or obtain any regulatory approval for or commercialize AR201 or any additional product candidates.

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

There may be significant delays in obtaining coverage and reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA. Formulary adoption conversations with payers regarding PALFORZIA are proceeding virtually. As of April 30, 2020, there were 15 plans in the United States that have either interim or permanent policies written that cover PALFORZIA. These plans cover approximately 43 million lives. We anticipate that these interactions will continue and lead to additional formulary coverage decisions by payers later this year. Until PALFORZIA is formally covered on formularies, allergists can initiate patients on treatment via the use of the medical exception processes provided by payers. However, the impact of the COVID-19 pandemic on formulary coverage for PALFORZIA is hard to assess due the rapidly evolving nature of the situation and it is possible that formulary coverage may be delayed.

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

As of March 31, 2020, we had 362 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize PALFORZIA, AR201 or any additional product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We may be unable to successfully implement these tasks, which could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. These challenges have been made more difficult by the COVID-19 pandemic and resulting shelter-in-place and stay-at-home restrictions.

If we fail to attract and retain senior management, we may be unable to successfully commercialize PALFORZIA or develop and conduct clinical trials of AR201 or any additional product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon our senior management. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned commercialization of PALFORZIA and our ongoing clinical trials of AR201 or any additional product candidates. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service. In addition, certain members of our senior management team, including our President and Chief Executive Officer, who joined us in June 2018, have worked together for only a relatively short period of time and it may be difficult to evaluate their effectiveness, on an individual or collective basis, and ability to address future challenges to our business.

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

In October 2017, we entered into a clinical collaboration agreement with Regeneron Ireland Unlimited Company and Sanofi Biotechnology SAS to study PALFORZIA with adjunctive dupilumab in peanut-allergic patients in a Phase 2 trial sponsored by Regeneron, which was initiated in October 2018. In addition, in February 2020, we in-licensed AIMab7195 (formerly XmAb7195) from Xencor, Inc., or Xencor. Initially, AIMab7195 will be developed as an adjunctive treatment with our existing CODIT pipeline assets, including PALFORZIA, to explore treatment outcomes, including the potential path to remission in patients with food allergies. In the future we may seek additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of PALFORZIA and other product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. We face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may also not be successful in our efforts to establish and implement collaborations or other alternative arrangements that we have entered into or that we may choose to enter into in the future. The terms of any such collaborations or other arrangements may also not be favorable to us.

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

•	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings; and

•	a collaborator may be adversely impacted by COVID-19 or other unforeseen events and public health emergencies.

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

We are subject to income and other taxes in the United States and foreign jurisdictions. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a more generally territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdraw from the EU on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the EU relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-=called “no deal” separation will occur if negotiations are not completed by the end of the transition period. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The ongoing global financial crisis caused by the COVID-19 pandemic has already caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could have a materially adverse impact on our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Although we have implemented administrative and technical controls and take protective actions to reduce the risk of cyber incidents and to protect our information technology and assets, and we endeavor to modify such procedures as circumstances warrant and negotiate agreements with third party providers to protect our assets, such measures may be insufficient to prevent, among other things, unauthorized access, computer viruses, malware or other malicious code or cyber-attack, catastrophic events, system failures and disruptions (including in relation to new security measures and systems), employee errors or malfeasance, third party (including outsourced service providers) errors or malfeasance, loss of assets and other security events (each, a “Security Event”). We may be subject to Security Events, which could have a material adverse impact on our business, results of operations or financial condition. As the breadth and complexity of our security infrastructure continues to grow, the potential risk of a Security Event increases. As a result of the COVID-19 pandemic, we may face increased risks of a Security Event due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. If Security Events occur, these events may jeopardize our or our clinical vendors’ or collaborators’ or counterparties’ confidential and other information processed and stored with us, and transmitted through our computer systems and networks, or otherwise cause interruptions, delays, or malfunctions in our, counterparties’ or third parties’ operations, or result in data loss or loss of assets which could result in significant losses and/or fines, reputational damage or a material adverse effect on our business, financial condition or operating results. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures and to pursue recovery of lost data or assets and we may be subject to litigation and financial losses. We currently maintain cyber liability insurance that provides third party or first party liability coverages to protect us, subject to policy limits and coverages, against certain events that could be a Security Event. However, a Security Event could nonetheless have a material adverse effect on our operating results or financial condition.

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

In addition to the development and commercialization of PALFORZIA and AR201, we are pursuing development of our additional product candidates. Our current development programs for such additional product candidates are in the pre-clinical formulation and process development phase and may not result in product candidates we can advance to the clinical development phase. None of our other potential product candidates have commenced clinical trials, and there are a number of FDA and foreign regulatory requirements that we must satisfy before we can commence these clinical trials. Satisfaction of these requirements will entail substantial time, effort and financial resources, and we may never satisfy these requirements In addition, we are exploring and expect to continue to explore activities to support filing of an IND for a product candidate for the treatment of multi-nut allergy. Any time, effort and financial resources we expend on our other early-stage development programs may adversely affect our ability to continue development and commercialization of PALFORZIA and AR201, and we may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. Even if we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA or the foreign regulatory authorities. These challenges could be exacerbated by the COVID-19 pandemic.

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

If PALFORZIA fails to demonstrate safety and efficacy in clinical trials to gain regulatory approval outside the United States, or if AR201 or any additional product candidate fails to demonstrate sufficient safety and efficacy in clinical trials to gain regulatory approval within or outside the United States, our business and results of operations will be materially and adversely harmed. Additionally, the FDA has placed limitations on PALFORZIA in our label (including any “black box” warning) and, if the FDA or other regulatory authorities require that we conduct additional clinical trials, delay approval to market PALFORZIA outside the United States or further limit the use of PALFORZIA, our business and results of operations may be harmed.

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

In addition, the legal and regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is evolving as new global privacy laws are being enacted and existing ones are being updated and strengthened. For example, the GDPR applies to companies established (for data processing purposes) in the EU or EEA as well as companies that are not so established in the EU or EEA and which collect and use personal data in relation to offering goods or services to, or monitoring the behavior of, individuals located in the EU or EEA, including, for example, through the conduct of clinical trials (whether the trials are conducted directly by us or through a clinical vendor or collaborator). The GDPR sets out requirements that must be complied with when handling personal data including: providing detailed disclosures about how data subjects’ personal data will be used; demonstrating that they have an appropriate legal basis in place to justify their data processing activities; appointing data protection officers in certain circumstances; enhancing existing rights and granting rights for data subjects in regard to their personal data (including the right to be “forgotten”, to data access and to data portability); strengthening the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals)  of data security breaches; and complying with principal of accountability and complying with the obligation to demonstrate compliance through policies, procedures, training and audit.

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

On January 31, 2020, or the Exit Date, the UK left the EU and entered a transition period, which is currently scheduled to end on December 31, 2020. Following the withdrawal of the UK from the EU, the relationship between the UK and EU in relation to certain aspects of data protection law remains unclear. Personal data exports from the EU and EEA to the UK can continue without change until the end of the transition period. However, at this time, we may be required to find alternate solutions for the compliant transfer of personal data into (and possibly from) the UK.

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

We are also subject to evolving EU privacy laws on cookies and e-marketing. The EU is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each EU Member State. The draft e-Privacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases fining powers to the same levels as the GDPR (i.e. the greater of 20 million Euros or 4% of total global annual revenue). While the text of the e-Privacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs and require significant systems change.

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

Some participants in our clinical trials have reported adverse effects after being treated with PALFORZIA. For example, in our PALISADE clinical trial, of patients ages 4-17, 12.4% of patients from the PALFORZIA treatment arm and 2.4% of patients from the placebo-treatment arm discontinued due to investigator-reported adverse events. Additionally, eight PALFORZIA-treated patients in the PALISADE trial experienced a total of ten severe adverse events, and four of these patients discontinued treatment. As a condition of the approval of PALFORZIA, the FDA require, and foreign regulatory authority regulations may require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of additional products.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics, or modifications to licensed biologics, to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. We submitted a MAA for PALFORZIA with the EMA in June 2019 and the application is currently under review. We do not believe that the pandemic has to date caused, or will going forward cause, a significant delay in the review and potential approval of our MAA by the EMA or our MAA by Swissmedic.  However, the impact of the COVID-19 pandemic is hard to assess due the rapidly evolving nature of the situation and it is possible that the review process for our applications may be delayed.

Our failure to obtain regulatory approvals in foreign jurisdictions for PALFORZIA would prevent us from marketing PALFORZIA internationally.

In order to market any product in the European Economic Area, or EEA (which is composed of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein ,and the United Kingdom until the end of the transition period on December 31, 2020 provided for in the Withdrawal Agreement between the EU and the UK), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a MAA. Before granting the MAA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. We submitted our PALFORZIA MAA to the EMA in June 2019.

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

Although we do not currently have any products on the market, once we begin commercializing our products, we will be subject to additional healthcare statutory and regulatory requirements and enforcement in the United States by the federal government and the states and by the governments of other countries where we conduct our business. The laws that will affect our ability to operate as a commercial organization include:

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

•

the U.S. federal physician sunshine requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians (as defined by statute), other healthcare providers beginning in 2022, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

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

If we participate in and then fail to comply with our reporting and payment obligations under governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

With the approval of any product candidate, we anticipate that we will participate in a number of federal and state government pricing programs in the United States in order to obtain coverage for the product by certain government healthcare programs. These programs would generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

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

In addition, the full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is currently unknown and may adversely affect our business model. In the United States, the Affordable Care Act was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The Affordable Care Act, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the program to individuals enrolled in Medicaid managed care organizations and established annual fees and taxes on manufacturers of certain branded prescription drugs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential Administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. For example, the Tax Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, although it is unclear when the Supreme Court will make a decision. It is also unclear how such litigation and other efforts to challenge, repeal or replace the Affordable Care Act will impact the law or our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended these reductions from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In addition, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has also been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

The degree of patent protection we require to successfully commercialize PALFORZIA and our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. Though we currently own five issued patents in the United States covering certain of our manufacturing methods, methods of treatment and the formulation for PALFORZIA, and four issued patents in foreign countries covering certain of our manufacturing methods for PALFORZIA, we do not anticipate that we will be able to obtain a composition of matter patent over the active pharmaceutical ingredient in PALFORZIA, AR201 or for any other product candidates that are based on widely or readily available food products. We have filed additional patent applications that relate to the manufacture, formulation, use and other aspects of PALFORZIA and certain of our other product candidates. We cannot assure our stockholders that these applications will result in any additional issued patents in the United States or foreign countries. Even if any such additional patents issue, we cannot assure our stockholders that they or any other patents we obtain will include any claims with a scope sufficient to protect PALFORZIA, AR201 or any other additional product candidate or otherwise provide us with meaningful protection or competitive advantage.

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

•

limitations to specific label indications or patient populations for PALFORZIA use, or changes or delays in the regulatory review process of PALFORZIA outside the Unites States or any of our product candidates;

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

As of March 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 58% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified individuals to our board of directors. As a public company headquartered in California, we are required to have two or three women on our board of directors by the end of 2021, depending on the size of our board at the time.  While we currently have two women on our board and intend to continue to comply with this California law, recruiting and retaining board members carries uncertainty, and failure to comply with this requirement could result in financial penalties.

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

Other than as reported in our current report on Form 8-K filed with the SEC on February 5, 2020, there were no sales of unregistered securities during the quarter ended March 31, 2020.

b)	Use of Proceeds

None.

c)	Repurchases of Shares or of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Reduction in Base Salary of Executive Officers

In light of the disruption and uncertainty created by the evolving COVID-19 pandemic and its anticipated impact on the Company’s operations, all of its named and other executive officers, including the Company’s Chief Executive Officer, Jayson D.A. Dallas, M.D., and Chief Financial Officer, Eric H. Bjerkholt, will be taking a 25 percent reduction in cash base salary, effective May 16, 2020 through August 31, 2020.

Item 6. Exhibits

a)	Exhibits
			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated January 20, 2015, by and among Aimmune Therapeutics, Inc. and the investors listed therein.	S-1	7/6/2015	10.1

4.4	Amended and Restated Registration Rights Agreement, dated February 4, 2020, by and between the Company and Nestle Health Science US Holdings, Inc.	8-K	2/5/2020	4.1

4.5	Amended and Restated Standstill Agreement, dated February 4, 2020, by and between the Company and Nestle Health Science US Holdings, Inc.	8-K	2/5/2020	4.2

4.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	2/5/2020	3.1

4.7	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/27/2020	4.7

10.1(a)#	2015 Equity Incentive Annual Plan.	S-8	8/11/2015	99.2(a)

10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(b)

10.1(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(c)

10.2#	Aimmune Therapeutics, Inc. Employee Stock Purchase Plan.	S-8	8/11/2015	99.3

10.3#	Non-Employee Director Compensation Program.				X

10.4#	Aimmune Therapeutics, Inc. Corporate Bonus Plan.	8-K	2/25/2016	10.1

10.5††	License Agreement, dated February 4, 2020, by and among the Company and Xencor, Inc.	8-K	2/5/2020	10.3

10.6	Amended and Restated Strategic Collaboration Agreement, dated February 4, 2020, by and between the Company and Société des Produits Nestlé S.A.	8-K	2/5/2020	10.1

10.7	Securities Purchase Agreement, dated February 4, 2020, by and between the Company and Nestle Health Science US Holdings, Inc.	8-K	2/5/2020	10.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
101.INS	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates management contract or compensatory plan.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
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

Aimmune Therapeutics, Inc.

Date: May 11, 2020	By:	/s/ Jayson Dallas
Jayson Dallas, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Aimmune Therapeutics, Inc.

Date: May 11, 2020	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(Principal Financial and Accounting Officer)