Form 10-Q
period 2020-06-30
Aimmune Therapeutics, Inc.
filed 2020-07-31
CIK 1631650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 24, 2020, the registrant had 65,450,142 shares of common stock, $0.0001 par value per share, outstanding.

AIMMUNE THERAPEUTICS, INC.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$266,559	$79,880
Short-term investments	47,394	63,633
Trade receivables, net	25	—
Inventories	5,646	—
Prepaid expenses and other current assets	4,017	5,564
Total current assets	323,641	149,077
Long-term investments	4,127	14,661
Property and equipment, net	26,540	28,604
Operating lease right-of-use assets	10,397	11,512
Prepaid expenses and other assets	581	515
Total assets	$365,286	$204,369
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,107	$13,882
Accrued liabilities	25,468	31,286
Operating lease liabilities, current	2,399	2,257
Other current liabilities	27	23
Total current liabilities	43,001	47,448
Long term debt, net of discount	131,462	41,028
Operating lease liabilities	9,323	10,524
Other liabilities	1,642	1,345
Total liabilities	185,428	100,345
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share— 10,000 shares authorized at June 30, 2020 and December 31, 2019; 526 and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, par value $0.0001 per share—290,000 shares authorized as of June 30, 2020 and December 31, 2019; 65,440 and 63,779 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	7	6
Additional paid-in capital	1,059,968	828,618
Accumulated other comprehensive income	239	80
Accumulated deficit	(880,356)	(724,680)
Total stockholders’ equity	179,858	104,024
Total liabilities and stockholders’ equity	$365,286	$204,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product revenue, net	$—	$—	$575	$—
Costs and operating expenses
Cost of revenue	4,850	—	$5,107	—
Research and development	23,047	31,988	59,510	63,304
Selling, general and administrative	38,094	31,200	87,232	54,912
Total costs and operating expenses	65,991	63,188	151,849	118,216
Loss from operations	(65,991)	(63,188)	(151,274)	(118,216)
Interest income	428	1,710	1,406	3,611
Interest expense	(3,212)	(1,262)	(5,441)	(2,406)
Other income, net	(148)	(90)	73	(56)
Loss before provision for income taxes	(68,923)	(62,830)	(155,236)	(117,067)
Provision for income taxes	321	48	440	77
Net loss	$(69,244)	$(62,878)	$(155,676)	$(117,144)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$8	$—	$18	$—
Unrealized gain on available-for-sale investments	68	174	141	345
Comprehensive loss	$(69,168)	$(62,704)	$(155,517)	$(116,799)

Net loss per share, basic and diluted	$(1.06)	$(1.01)	$(2.40)	$(1.88)
Weighted average shares used in computing net loss per common share, basic and diluted	65,182	62,332	64,848	62,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	—	$—	63,779	$6	$828,618	$80	$(724,680)	$104,024
Issuance of common stock pursuant to development arrangement	—	—	156	—	5,000	—	—	5,000
Issuance of preferred and common stock pursuant to financing arrangement	526	—	1,000	1	199,906	—	—	199,907
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	—	—	288	—	2,098	—	—	2,098
Stock-based compensation expense	—	—	—	—	10,367	—	—	10,367
Foreign currency translation adjustment	—	—	—	—	—	10	—	10
Unrealized gain on available- for-sale investments	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	(86,432)	(86,432)
Balance as of March 31, 2020	526	-	65,223	7	1,045,989	163	(811,112)	235,047
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	—	—	217	—	2,131	—	—	2,131
Stock-based compensation expense	—	—	—	—	11,848	—	—	11,848
Foreign currency translation adjustment	—	—	—	—	—	8	—	8
Unrealized gain on available- for-sale investments	—	—	—	—	—	68	—	68
Net loss	—	—	—	—	—	—	(69,244)	(69,244)
Balance as of June 30, 2020	526	$—	65,440	$7	$1,059,968	$239	$(880,356)	$179,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance as of December 31, 2018	62,142	$6	$775,283	$(108)	$(476,234)	$298,947
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	328	—	3,633	—	—	3,633
Stock-based compensation expense	—	—	7,765	—	—	7,765
Unrealized gain on available- for-sale investments	—	—	—	171	—	171
Accumulated depreciation upon adoption of ASU Topic 842	—	—	—	—	51	51
Net loss	—	—	—	—	(54,266)	(54,266)
Balance as of March 31, 2019	62,470	$6	$786,681	$63	$(530,449)	$256,301
Issuance of common stock upon exercise of vested options and vesting of restricted stock units	189	—	2,637	—	—	2,637
Stock-based compensation expense	—	—	8,740	—	—	8,740
Unrealized gain on available- for-sale investments	—	—	—	173	1	174
Net loss	—	—	—	—	(62,878)	(62,878)
Balance as of June 30, 2019	62,659	$6	$798,058	$236	$(593,326)	$204,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(155,676)	$(117,144)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	2,738	1,751
Stock-based compensation expense	22,117	16,505
Non-cash interest expense	5,434	2,259
Amortization of premium on investment securities	1	(1,094)
Research and development expenses recognized from issuance of common stock	5,000	—
Non-cash inventory write-offs	3,458	—
Changes in operating assets and liabilities:
Trade receivables, net	(25)	—
Inventories	(9,007)	—
Prepaid expenses and other assets	3,141	2,596
Accounts payable	1,359	5,466
Accrued liabilities	(5,818)	(2,887)
Other liabilities	358	553
Net cash used in operating activities	(126,920)	(91,995)
Cash flows from investing activities:
Purchase of property and equipment	(807)	(4,860)
Purchase of investments	(32,457)	(106,980)
Maturities of investments	59,369	127,146
Net cash provided by investing activities	26,105	15,306
Cash flows from financing activities:
Borrowings under debt agreement	85,000	40,000
Debt issuance costs	—	(3,856)
Net proceeds from issuance of preferred and common stock	199,907	—
Net cash proceeds from exercise of stock options	4,128	6,270
Tax withholdings related to net share settlements of restricted stock units	(1,559)	(672)
Net cash provided by financing activities	287,476	41,742
Effects of changes in foreign exchange rates	18	—
Net increase (decrease) in cash and cash equivalents	186,679	(34,947)
Cash and cash equivalents at the beginning of the period	79,880	107,511
Cash and cash equivalents at the end of the period	$266,559	$72,564

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	$133	$1,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIMMUNE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Since inception, we have incurred net losses and negative cash flows from operations. During the quarter and six months ended June 30, 2020, we incurred a net loss of $69.2 million and $155.7 million, respectively, and we used $126.9 million of cash in operations. As of June 30, 2020, we had an accumulated deficit of $880.4 million, and we do not expect to experience positive cash flows in the near future. As of June 30, 2020, we had cash, cash equivalents and investments of $318.1 million. In February 2020, we received gross proceeds from Nestlé Health Science’s $200.0 million equity investment and the draw of the second loan tranche from KKR of $85.0 million. In light of the launch delay caused by COVID-19, we are taking numerous active steps to conserve financial resources. We anticipate that based on our current business plan, our financial resources will fully fund us. We have financed our operations to date primarily through private placements of our equity securities, our initial public offering, or IPO, of common stock in August 2015, an underwritten public offering of common stock in February and March 2018 and our loan agreement entered into in January 2019. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon a number of factors, which include commercializing PALFORZIA, obtaining European Medicines Agency, or EMA, approval of our Marketing Authorization Application for PALFORZIA, raising additional capital, the successful and timely completion of our clinical trials, our ability to control expenses and generating sufficient revenue in the United States and Europe. Failure to generate sufficient revenue in the United States, manage discretionary expenditures, or raise additional financing, as required, may adversely impact our ability to achieve our intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, in the United States and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the quarter and six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other interim period or for any other future year. We operate in one reportable segment.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2020, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below.

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

During the quarter and six months ended June 30, 2020, we had four customers, of whom three accounted for approximately 75%, 13% and 12% of total net revenues. We had no such concentration during the quarter and six months ended June 30, 2019.

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

Accounts outstanding longer than the contractual payment terms are considered past due. We write off accounts receivable when they are deemed uncollectible and such write-offs, net of payments received, are recorded as a reduction to the allowance. As of June 30, 2020, and December 31, 2019, we did not have any allowances for doubtful accounts.

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

Product Revenue, Net

Our product revenue consists of U.S. sales of PALFORZIA, which we began shipping to Customers in March 2020. Prior to March 2020 we had no product revenue. We sell PALFORZIA to a limited number of Customers under a Risk Evaluation and Mitigation Strategy, a drug safety program that the FDA requires for certain medications with safety concerns to help ensure the benefits of the medication outweigh its risks. Revenue from product sales are recognized when the performance obligation under the agreements with our Customers are fulfilled, which is when the product has been delivered to our Customers. These Customers subsequently resell our products to patients and sometimes to hospitals, pharmacies and allergists.

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

Cost of Revenue

Cost of revenue consists primarily of direct and indirect costs related to the manufacturing of PALFORZIA units sold, including raw materials, third-party contract manufacturing and packaging costs, freight costs, storage costs, allocation of overhead costs of employees involved with production of PALFORZIA, write-downs of inventory to expected net realizable value and costs paid to our contract manufacturers, if any, for anticipated shortfall in product demand relative to committed volumes. Such product costs incurred prior to FDA approval of PALFORZIA in January 2020 have been recorded as research and development expense in our condensed consolidated statement of operations.

Income Taxes

On March 18, 2020, the Families First Coronavirus Response Act, or the FFCR Act, and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The FFCR Act and CARES Act did not have a material impact on our condensed consolidated financial statements as of June 30, 2020; however, we continue to examine the impacts the FFCR Act and CARES Act may have on our business, results of operations, financial condition and liquidity.

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

The following tables set forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$266,559	$—	$—	$266,559
Total cash and cash equivalents	$266,559	$—	$—	$266,559
Investments:
Agency securities	$—	$2,500	$—	$2,500
Corporate securities	—	20,839	—	20,839
Commercial paper	—	9,974	—	9,974
U.S. government securities	—	18,208	—	18,208
Total investments	$—	$51,521	$—	$51,521

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and money market funds	$79,880	$—	$—	$79,880
Total cash and cash equivalents	$79,880	$—	$—	$79,880
Investments:
Agency securities	—	8,862	—	8,862
Corporate securities	—	30,338	—	30,338
Commercial paper	—	7,949	—	7,949
U.S. government securities	—	31,145	—	31,145
Total investments	$—	$78,294	$—	$78,294

Our valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets. The valuation techniques used to measure the fair value of investments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. Investments are carried at fair value at June 30, 2020.

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in cash equivalents and investments, as of June 30, 2020 and December 31, 2019, are as follows (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$2,500	$—	$—	$2,500
Corporate securities	20,749	90	—	20,839
Commercial paper	9,974	—	—	9,974
U.S. government securities	18,077	131	—	18,208
Total available-for-sale investments	$51,300	$221	$—	$51,521

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Agency securities	$8,856	$6	—	$8,862
Corporate securities	30,286	55	(3)	30,338
Commercial paper	7,949	—	—	7,949
U.S. government securities	31,123	22	—	31,145
Total available-for-sale investments	$78,214	$83	$(3)	$78,294

At June 30, 2020, all of the available-for-sale securities have contractual maturities within two years. During the quarters and six months ended June 30, 2020 and 2019, we did not have any allowance for credit losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

The carrying value of our long-term debt approximates its fair value at each balance sheet date due to its variable interest rate, which approximates a market interest rate.

4. Balance Sheet Components

Inventories

Inventories consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$—	$—
Work in process	4,076	—
Finished goods	1,570	—
Total inventories	$5,646	$—

Write-offs related to excess and expiring inventories during the quarter and six months ended June 30, 2020 were $4.5 million and $4.5 million, which includes $1.0 million of contractual minimum guarantee payment obligations owed to suppliers and recorded as an accrued liability as of June 30, 2020.

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Furniture and equipment	$2,679	$2,660
Computer equipment	3,065	2,820
Manufacturing equipment	15,429	9,012
Leased equipment	102	100
Leasehold improvements	14,586	14,525
Construction in progress	579	6,649
Property and equipment, gross	36,440	35,766
Less: accumulated depreciation	(9,900)	(7,162)
Property and equipment, net	$26,540	$28,604

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Compensation and benefits	$8,713	$13,286
Research and development	7,217	11,336
Professional and consulting	8,628	6,627
Other	910	37
Total accrued liabilities	$25,468	$31,286

5. Long-Term Debt, net of Discounts

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches, or the KKR Loans. Of the total loan amount, $40.0 million was funded upon closing of the transaction in January 2019 and $85.0 million was funded in February 2020 following FDA approval of PALFORZIA and satisfaction of other customary borrowing conditions. The remaining $45.0 million is to be made available at our option in 2020 upon the satisfaction of certain borrowing conditions, including our achievement of aggregate net sales (as defined in the agreement) for PALFORZIA by July 31, 2020 in an amount of at least $30.0 million. The KKR Loans have a maturity date being the earliest of (a) January 3, 2025, or if Regulatory Approval has not occurred on or before December 31, 2020, January 15, 2021 and (b) the date that is 91 days prior to the earliest current maturity date of any other loans we might have in excess of $15.0 million prior to the funding of the third tranche of the KKR Loans or $25.0 million following the funding of the third tranche of the KKR Loans. The KKR Loans bear interest through maturity, at our election with respect to (a) Alternate Base Rate, or ABR Loans, ABR plus 6.50% per annum and (b) London Interbank Offered Rate, or LIBOR Loans, 30-day LIBOR plus 7.50% per annum. We have the option to elect to make interest payments from available funds or make interest payments in kind by capitalizing such interest amounts on the applicable interest payment date by adding the amounts to the outstanding principal amount of the loan. Any capitalized amounts also bear interest. To date, we have selected to pay in kind and capitalized the interest through the six months ending June 30, 2020. For periods ending after June 30, 2020, interest accrued under this loan agreement will be paid in cash on a quarterly basis. We began accruing interest on outstanding KKR Loans on March 31, 2019, and continue to accrue interest on the outstanding KKR loans on the last business day of each March, June, September and December thereafter while any KKR Loan is outstanding, as well as on the final maturity date of the KKR Loans, with each such date being referred to herein as an Interest Payment Date.

In connection with the KKR Loans, we paid direct fees of $3.9 million, including debt issuance costs. The fees are being amortized as interest expense over the term of the debt.  As of June 30, 2020, $133.6 million was outstanding under the KKR Loans. As of June 30, 2020, the interest rate on the KKR Loans was 8.9% per annum.

The following table represents our short-term and long-term debt obligations (in thousands):

	June 30, 2020	December 31, 2019
Principal amount of long-term debt	$133,641	$44,004
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	133,641	44,004
Unamortized discount relating to deferred financing costs, net	(2,888)	(3,234)
Accrued exit fee payment	709	258
Long-term debt, net of discount and current portion	$131,462	$41,028

Future principal payments of our long-term debt as of June 30, 2020 are as follows (in thousands):

Fiscal year ending December 31:
2020	$—
2021	—
2022	—
2023	66,821
2024	66,820
Thereafter	—
Total	$133,641

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

The maturities of our operating lease liabilities were as follows (in thousands):

Remaining Lease Payments at June 30, 2020
	Operating	Financing	Total
2020	$1,894	$17	$1,911
2021	3,875	35	3,910
2022	3,929	9	3,938
2023	3,762	—	3,762
2024	1,857	—	1,857
Thereafter	227	—	227
Total lease payments	$15,544	$61	$15,605
Less: Effects of discounting	(3,822)	(11)	(3,833)
Present value of lease liabilities	$11,722	$50	$11,772
Less: current portion	(2,399)	(26)	(2,425)
Long-term lease liabilities	$9,323	$24	$9,347
Weighted-average remaining lease term	4.0 years	1.8 years
Weighted-average incremental borrowing rate	11%	23%

The component of our lease costs included in our condensed consolidated statements of income were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
Lease Cost	2020	2019	2020	2019
Operating lease cost	$995	$914	$1,992	$1,879
Finance lease cost
Amortization of leased assets	9	8	20	16
Interest on lease liabilities	3	4	6	8
Net lease cost	$1,007	$926	$2,018	$1,903

Other information related to our operating lease was as follows (in thousands):

	Six Months Ended June 30,
Other Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,992	$1,879
Operating cash flows from finance leases	$26	$24

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

The term of the License Agreement continues on a country-by-country and Product-by-Product basis until the expiration of our obligation to pay royalties with respect such Product and country. We may terminate the License Agreement in its entirety without cause on sixty days’ prior written notice. Xencor may terminate the License Agreement in its entirety if we or our affiliates or sublicensees challenge the licensed patents. Either party may terminate the License Agreement for the other party’s material breach that is not cured within a specified time period or for the other party’s bankruptcy or insolvency-related events. We will be solely responsible for costs related to the development of AIMab7195.

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

8. Stockholders’ Equity

As of June 30, 2020 and December 31, 2019 we had authorized 10,000,000 shares of convertible preferred stock, and we had issued and outstanding 525,634 shares and no shares, respectively of convertible preferred stock.

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

in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily and/or the right to receive dividends.

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

9. Stock-Based Compensation

Equity Incentive Plan

In July 2015, we adopted the 2015 Stock Plan, or the 2015 Plan. Under the 2015 Plan, 4,681,544 shares of our common stock were initially reserved for the issuance of stock options and restricted stock to employees, directors, and consultants under terms and provisions established by the Board of Directors, or the Board, and approved by our stockholders. As of June 30, 2020 and December 31, 2019, there were 4,121,726 and 4,599,005 shares available for future grant, respectively.

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

In August 2015, we adopted the 2015 ESPP, which commenced on January 1, 2018. Under the 2015 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2015 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. As of June 30, 2020, 2,845,844 shares under the ESPP remain available for purchase. We issued 101,989 shares at a weighted average price of $17.67 per share during the year ended December 31, 2019.

Our 2013 Stock Plan, or the 2013 Plan, which was originally adopted during January 2013, was terminated upon consummation of our IPO in August 2015. As a terminated plan, no further options can be granted from the 2013 Plan, and no further shares are reserved for issuance under the 2013 Plan.

Option activity under the 2015 Plan and 2013 Plan is set forth below:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2019	7,629,823	$21.52	8.0	$91,745
Options granted	2,709,741	$24.63
Options exercised and shares vested	(200,089)	$14.49
Options cancelled	(530,278)	$25.06
Balance, June 30, 2020	9,609,197	$22.35	7.7	$10,726
Options vested and expected to vest as of June 30, 2020	8,768,426	$22.13	7.6	$10,634
Options exercisable as of June 30, 2020	4,159,659	$19.26	6.2	$10,242

The aggregate intrinsic values of options outstanding, exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market price for shares of our common stock as of June 30, 2020. The 2013 Plan provided for early exercise, therefore, all our outstanding stock options issued under that plan are exercisable. The total intrinsic value of options exercised during the quarter and six months ended June 30, 2020 was $0.1 million and $1.7 million, respectively.

Restricted stock unit, or RSU, activity under the 2015 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Unvested Balance, December 31, 2019	530,795	$25.79
Awarded	887,429	$21.69
Released	(208,976)	$26.41
Forfeited	(98,826)	$24.22
Unvested Balance, June 30, 2020	1,110,422	$22.60

RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period).

In connection with the expansion and extension of our long-term exclusive commercial supply agreement with GPC, we issued 300,000 shares of restricted common stock in January 2018. The restricted common stock vests in four tranches over a 3.5 year period and is measured based on the fair market value of our common stock on December 31, 2018. As of June 30, 2020, 150,000 shares had vested, and the remaining shares were restricted. As of June 30, 2020, total estimated unrecognized expense related to these restricted shares was $1.8  million based upon the fair market value of our common stock on December 31, 2018, which is expected to be recognized over the remaining vesting period of one year as general and administrative expense. Stock-based compensation expense recognized during the quarters and six months ended June 30, 2020 and 2019 related to these shares was as follows (in thousands):

	2020	2019
Quarter ended June 30	$446	$532
Six months ended June 30	892	890

As of June 30, 2020, we had issued 58,000 RSUs with a grant date fair value of approximately $1.4 million, to certain key employees that include service and performance vesting conditions related to the achievement of certain regulatory approvals for PALFORZIA. During the quarter and six months ended June 30, 2020, we recognized $1.1 million of stock-based compensation expense for 36,000 of such shares that vested upon the satisfaction of a performance condition.

Valuation Assumptions

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term (in years)	5.9	6.0	6.0	6.0
Expected volatility	59.1%	62.2%	57.4%	63.2%
Risk free interest rate	0.4%	2.3%	1.6%	2.5%
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value	$9.19	$11.93	$13.35	$13.38

The weighted-average assumptions used to estimate the fair value of ESPP using the Black-Scholes option valuation model were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	78.4%	50.7%	78.4%	50.7%
Risk free interest rate	0.2%	2.4%	0.2%	2.4%
Dividend yield	—%	—%	—%	—%
Weighted average estimated fair value	$6.01	$6.00	$6.01	$6.00

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, reflected in the condensed consolidated statements of comprehensive loss is as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$81	$—	$85	$—
Research and development	3,483	2,957	7,544	5,700
Selling, general and administrative	8,250	5,783	14,488	10,805
Total stock-based compensation expense	$11,814	$8,740	$22,117	$16,505

During the quarter and six months ended June 30, 2020, stock-based compensation expense of $0.1 million and $0.1 million, respectively, was capitalized into inventory. During the quarter and six months ended June 30, 2020, we recorded approximately $0.2 million and $0.4 million, respectively, of stock-based compensation expense related to the acceleration of certain former executives’ stock options. Such expense was approximately $0.5 million and $1.0 million for the quarter and six months ended June 30, 2019, respectively.

Total unrecognized stock-based compensation expense and expected period over which such compensation will be recognized were as follows ($ in thousands):

As of June 30, 2020
Option
Unrecognized stock compensation expense	$60,268
Weighted-average remaining vesting period (years)	2.9
RSU
Unrecognized stock compensation expense	$17,828
Weighted-average remaining vesting period (years)	1.8
ESPP
Unrecognized stock compensation expense	$377
Weighted-average remaining vesting period (years)	0.4

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their inclusion would have been antidilutive:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	9,609,197	8,570,332	9,609,197	8,570,332
RSUs	1,110,422	639,829	1,110,422	639,829
Preferred stock	5,256,340	—	5,256,340	—

11. Related Party Transaction

In June 2017, Mark McDade, a member of our Board of Directors, joined the Board of Directors of MyHealthTeams, a private company that creates social networks for people living with chronic conditions by partnering with pharmaceutical and healthcare companies. We entered into an agreement with MyHealthTeams in 2015 under which they provide services to us. During the quarter and six months ended June 30, 2020 and 2019, there were payments of $0 and $0.1 million, respectively, to MyHealthTeams pursuant to such agreement. At June 30, 2020 and December 31, 2019, there were no accrued liabilities due under the MyHealthTeams agreement.

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

In June 2020, at the European Academy of Allergy and Clinical Immunology Digital Congress, we presented long-term safety, efficacy and immunological data from ARC004, an open-label, rollover study of the landmark pivotal PALISADE trial of PALFORZIA. After two years of daily treatment, more than 80% of patients were successfully desensitized to tolerate 2,000 mg of peanut protein, or 4,043 mg cumulatively, which is the equivalent of about 14 peanut kernels. Additionally, the safety profile of PALFORZIA, as measured by treatment-related exposure adjusted adverse events, improved over time.

We are developing additional CODIT product candidates beyond peanut allergy. In August 2019, we commenced a Phase 2 clinical trial in subjects with hen egg allergy for our product candidate, AR201. We recently completed a productive pre-investigational new drug meeting with the FDA regarding our multi-tree nut program that helped identify a clear path forward to the submission of an investigational new drug, or IND, application.

In February 2020, we in-licensed AIMab7195 (formerly XmAb7195) from Xencor, Inc. Initially, AIMab7195 will be developed as an adjunctive treatment with our existing CODIT pipeline assets, including PALFORZIA, to explore the potential path to remission in patients with food allergies. We expect to file an IND for AIMab7195 in the first quarter of 2021.

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and commercialization of PALFORZIA. We started generating revenue from product sales in the first quarter of 2020, and, as a result, we have incurred significant losses in the past. We incurred net losses of $155.7 million and $117.1 million for the six months ended June 30, 2020 and 2019, respectively, and used $126.9 million of cash in operations for the six months ended June 30, 2020. As of June 30, 2020, our accumulated deficit was $880.4 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to commercialize PALFORZIA and as we continue to develop other product candidates.

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

We rely exclusively on the Golden Peanut Company, or GPC, to provide standard food-grade peanut flour pursuant to a long-term exclusive commercial supply agreement. We currently utilize contract manufacturers for all our manufacturing activities. In June 2015, we entered into a lease for a manufacturing facility in Clearwater, Florida. In June 2017, we completed the construction of the manufacturing facility within the leased building, which we intend to handle full-scale cGMP (current Good Manufacturing Practices) commercial production of PALFORZIA, if approved, and supply future clinical trials of AR101. This manufacturing facility became operational in November 2018. We plan to continue to rely on the contract manufacturer that is located at the same site to manage the operations of this manufacturing facility. Additionally, we currently utilize specialized clinical vendors, clinical trial sites, consultants, and clinical research organizations, or CROs, to ensure the proper and timely conduct of our clinical trials. We expect to continue to significantly increase our investment in our manufacturing process and commercial organization as we continue to commercialize PALFORZIA in the United States and as we prepare for the potential approval of our MAA for PALFORZIA by the EMA.

COVID-19 Update

To date, COVID-19 has had, and may continue to have, an adverse impact on our operations and the commercialization of PALFORZIA, our clinical trials, clinical trial material distribution system and our expenses, including as a result of preventive and precautionary measures that we, other businesses and governments are taking.

In particular, we have experienced significant business disruptions, including the continued delay of the commercialization of PALFORZIA in the United States as a result of a reduction in access to our customers due to the reduced business hours of medical facilities as local, state, federal, and foreign governments institute prolonged shelter-in-place and/or self-quarantine mandates.  Under the Risk Evaluation and Mitigation Strategy, or REMS, for PALFORZIA, the first dose of each up-dosing level must be administered in a certified healthcare setting and, due to the strains placed on the providers of healthcare services by COVID-19, including shelter-in-place restrictions, many patients are not able to access physicians in a manner sufficient to commence treatment with PALFORZIA.  Similarly, patients who have commenced treatment, but who have not yet advanced through the up-dosing phase, have been restricted from accessing the necessary healthcare settings and, as a result, are being maintained at their existing dose levels.

Formulary adoption conversations with payers regarding PALFORZIA are proceeding virtually.  As of the end of July 2020, there were 39 plans in the United States that had either interim or permanent policies written to cover PALFORZIA. These plans cover approximately 102 million lives.  We expect that these interactions will continue and lead to additional formulary coverage decisions by payers later this year.  However, the impact of the COVID-19 pandemic on formulary coverage for PALFORZIA is hard to assess due the rapidly evolving nature of the situation and it is possible that formulary coverage may be delayed.  Until PALFORZIA is formally covered on formularies, allergists can initiate patients on treatment via the use of the medical exception processes provided by payers.

In regards to clinical trials of PALFORZIA, our POSEIDON (ARC005) Phase 3 clinical trial to explore the efficacy and safety of PALFORZIA in young peanut-allergic children ages 1 to <4 years is ongoing. Assuming clinical sites are able to resume operations and enroll patients, we expect to complete enrollment in the second half of 2020 and report topline data in the second half of 2021.  However, the impact of the COVID-19 pandemic on the timing of study enrollment and completions is hard to assess due the rapidly evolving nature of the situation and it is possible that the study enrollment completion and the availability of data may be delayed.

In regards to AR201, while we saw an increase in enrollment in our Phase 2 clinical trial in the first quarter of 2020, we experienced a significant decline in enrollment following the spread of COVID-19 in the United States.  As a result, as a cost saving measure and in light of the ongoing impacts of COVID-19, we have decided to end enrollment in the study.  For those patients who had enrolled in the clinical trial and begun receiving treatment, we are continuing to deliver maintenance doses of AR201, and all patients presently enrolled in the study will be able to complete the trial once possible. We then intend to review the data from these subjects and determine the best path forward. We also plan to follow FDA guidance on clinical trial conduct during the COVID-19 pandemic, including with respect to the remote monitoring of clinical data.

In regards to our supply chain and distribution model, we have initiated direct-to-patient shipment of clinical trial materials in Europe and the United States, to permit uninterrupted supply of clinical trial materials to our clinical trial subjects. This measure became necessary as clinical trial subjects were unable to visit their physician offices to receive re-supply of clinical trial materials due to the COVID-19 pandemic. Other than this shift in our distribution model for clinical trial materials, there have been no disruptions in our supply chain of drug manufacturers necessary to conduct our clinical trials and we believe that we will be able to supply the clinical material needs of our ongoing clinical studies. In addition, our supply chain for PALFORZIA has not been significantly impacted to date by the COVID-19 pandemic. However, delays in the commercial launch of PALFORZIA have led to charges to write-off inventory of PALFORZIA due to product expirations.

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

Inventories

Prior to regulatory approval of our product candidates, expenses incurred to manufacture drug products are recorded as research and development expense. Beginning in the first quarter of 2020, we began to capitalize inventory costs associated with PALFORZIA supply when it was determined that the inventory had a probable future economic benefit concurrent with FDA approval in January 2020.

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

Cost of Revenue

Cost of revenue relates to sales of PALFORZIA, which began in March 2020. Cost of revenue consists primarily of direct and indirect costs related to the manufacturing of PALFORZIA units sold, including raw materials, third-party contract manufacturing and packaging costs, freight costs, storage costs, allocation of overhead costs of employees involved with production of PALFORZIA, write-downs of inventory to expected net realizable value and fixed costs to our contract manufacturers, if any, for anticipated shortfall in product demand relative to committed volumes. Prior to regulatory approval of PALFORZIA, expenses incurred to manufacture PALFORZIA were recorded as research and development expense.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include employee-related costs, stock-based compensation expense, external professional services expenses, and facilities and other costs. Employee-related costs include salaries, bonuses, severance and benefits for personnel in our general and administrative functions, including medical affairs. Stock-based compensation expense is expense associated with our equity plans for awards to personnel in our general and administrative functions. External professional services expenses consist of legal, accounting, and audit services, certain medical affairs related-expenses and marketing expenses related to commercial launch preparation and execution.  Facilities and other costs consist of allocable expenses, including facilities-related rent and depreciation, from our facilities and information technology departments, which are allocated between research and development and selling, general and administrative functions based on headcount.

Results of Operations

Comparison of the Quarters Ended June 30, 2020 and 2019

	Quarter Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands)
Product revenue, net	$—	$—	$—	*
Costs and operating expenses:
Cost of revenue	4,850	—	4,850	*
Research and development	23,047	31,988	(8,941)	(28)%
Selling, general and administrative	38,094	31,200	6,894	22%
Total costs and operating expenses	65,991	63,188	2,803	4%
Loss from operations	(65,991)	(63,188)	(2,803)	4%
Interest income	428	1,710	(1,282)	(75)%
Interest expense	(3,212)	(1,262)	(1,950)	155%
Other income, net	(148)	(90)	(58)	64%
Loss before provision for income taxes	(68,923)	(62,830)	(6,093)	10%
Provision for income taxes	321	48	273	569%
Net loss	$(69,244)	$(62,878)	$(6,366)	10%

*Percentage not meaningful

Product Revenue, Net:

The following table summarizes our product revenue during the quarters ended June 30, 2020 and 2019:

	Quarter Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands)
Product revenue, net	$—	$—	$—	*

*Percentage not meaningful

Product revenue consists of sales of PALFORZIA, which was approved by FDA in January 2020. We first commenced commercial shipments of PALFORZIA in March 2020. Revenue to date comprises initial stocking by our customers and is not an indication of prescription pull-through to patients in the second quarter. Given stocking of inventory in the first quarter, and the closure of most allergists' offices through the end of May due to COVID-19, there was no revenue recognized during the second quarter of 2020.

Cost of Revenue:

The following table summarizes our cost of revenue expenses incurred during the quarters ended June 30, 2020 and 2019:

	Quarter Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands)
Cost of revenue	$4,850	$—	$4,850	*

*Percentage not meaningful

Cost of revenue during the quarter ended June 30, 2020 was also impacted by the pandemic due to the delay in the commercial launch of PALFORZIA and primarily consists of charges to write-off excess and expiring inventory totaling $4.5 million, which includes $1.0 million of contractual minimum guarantee payment obligations owed to suppliers. Due to the unusual circumstances caused by the pandemic in the second quarter, we do not expect these aggregate charges of $4.5 million to be a recurring event. Cost of revenue during the quarter ended June 30, 2020 also consists of costs associated with product shipments as well as the write-off of one manufacturing lot, which did not meet our stringent manufacturing specifications.

Prior to regulatory approval of PALFORZIA, we incurred expenses to manufacture PALFORZIA, which were recorded as research and development expense. We expect to sell inventory previously expensed to research and development over the next 12 months, and accordingly we expect our costs of product sales of PALFORZIA to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product. Discrete period costs such as those incurred in the first quarter of 2020 are difficult to predict and will be recorded as incurred.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the quarters ended June 30, 2020 and 2019:

	Quarter Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands)
External clinical-related expenses	$11,288	$17,750	$(6,462)	(36)%
Employee-related costs	6,103	7,621	(1,518)	(20)%
Stock-based compensation expense	3,483	2,957	526	18%
Facilities and other costs	2,173	3,660	(1,487)	(41)%
Total research and development expenses	$23,047	$31,988	$(8,941)	(28)%

Research and development expenses decreased by $8.9 million for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019, primarily due to cost containment measures and decreased external clinical-related and manufacturing expenses. External clinical-related expenses decreased primarily due to the close-out of certain PALFORZIA clinical trials and manufacturing expenses decreased as we began capitalizing costs for inventory upon FDA approval of PALFORZIA.

We expect research and development expenses to continue to decrease in the near-term as we continue to close-out PALFORZIA related clinical trials, which we expect to be partially offset by the development of additional CODIT product candidates, including for the treatment of egg allergy and multi-tree nut allergy.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses incurred during the quarters ended June 30, 2020 and 2019:

	Quarter Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands)
Employee-related costs	$15,729	$10,975	$4,754	43%
Stock-based compensation expense	8,250	5,783	2,467	43%
External professional services	12,283	14,090	(1,807)	(13)%
Facilities and other costs	1,832	352	1,480	420%
Total selling, general and administrative expenses	$38,094	$31,200	$6,894	22%

Selling, general and administrative expenses increased by $6.9 million for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019, primarily due to increased employee-related costs, stock-based compensation expense and facilities and other costs. Employee-related expenses and stock-based compensation expense increased as a result of increased headcount to support the commercialization of PALFORZIA, including the addition of a specialty field team of approximately 80 Practice Account Managers targeting practicing allergists. These increases were partially offset by decreased external professional services costs resulting from cost containment measures. Facilities and other costs increased due to increased general and administrative costs related to support functions and general supplies for our growing headcount.

We expect our quarterly selling, general and administrative expenses to continue at this level or increase for the remainder of 2020 as we focus on the commercialization of PALFORIZIA in both the United States and Europe.  The commercialization of PALFORZIA in the United States remains our top priority.

Interest Income

Interest income decreased by $1.3 million for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019, primarily due to lower interest rates on our investments securities.

Interest Expense

Interest expense increased by $2.0 million for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019, primarily due to drawing the $85.0 million second tranche of the KKR loan in February 2020.

Other Income, net

Other income, net did not change materially for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019.

Provision for Income Taxes

The provision for income taxes for the quarters ended June 30, 2020 and 2019 resulted from our foreign operations.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands)
Product revenue, net	$575	$—	$575	*
Costs and operating expenses:
Cost of revenue	5,107	—	5,107	*
Research and development	59,510	63,304	(3,794)	(6)%
Selling, general and administrative	87,232	54,912	32,320	59%
Total costs and operating expenses	151,849	118,216	33,633	28%
Loss from operations	(151,274)	(118,216)	(33,058)	28%
Interest income	1,406	3,611	(2,205)	(61)%
Interest expense	(5,441)	(2,406)	(3,035)	126%
Other income, net	73	(56)	129	(230)%
Loss before provision for income taxes	(155,236)	(117,067)	(38,169)	33%
Provision for income taxes	440	77	363	471%
Net loss	$(155,676)	$(117,144)	$(38,532)	33%

*Percentage not meaningful

Product Revenue, Net:

The following table summarizes our product revenue during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands)
Product revenue, net	$575	$—	$575	*

*Percentage not meaningful

Product revenue consists of sales of PALFORZIA, which was approved by FDA in January 2020. We first commenced commercial shipments of PALFORZIA in March 2020. Revenue to date comprises initial stocking by our customers and is not an indication of prescription pull-through to patients in the second quarter. Given stocking of inventory in the first quarter, and the closure of most allergists' offices through the end of May due to COVID-19, there was no revenue recognized during the second quarter of 2020.

Cost of Revenue:

The following table summarizes our cost of revenue expenses incurred during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands)
Cost of revenue	$5,107	$—	$5,107	*

*Percentage not meaningful

Cost of revenue during the six months ended June 30, 2020 was also impacted by the pandemic due to the delay in the commercial launch of PALFORZIA and primarily consists of charges to write-off excess and expiring inventory totaling $4.5 million, which includes $1.0 million of contractual minimum guarantee payment obligations owed to suppliers. Due to the unusual circumstances caused by the pandemic, we do not expect these aggregate charges of $4.5 million to be a recurring event. Cost of revenue during the six months ended June 30, 2020 also consists of costs associated with product shipments as well as the write-off of manufacturing lots, which did not meet our stringent manufacturing specifications.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands)
External costs	$32,894	$35,514	$(2,620)	(7)%
Employee-related costs	14,534	15,896	(1,362)	(9)%
Stock-based compensation expense	7,544	5,700	1,844	32%
Facilities and other costs	4,538	6,194	(1,656)	(27)%
Total research and development expenses	$59,510	$63,304	$(3,794)	(6)%

Research and development expenses decreased by $3.8 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to cost containment measures and decreased external clinical-related and manufacturing costs as we began capitalizing costs for inventory upon FDA approval of PALFORZIA. These decreases were partially offset by $10.0 million of equity and cash upfront payments to Xencor in February 2020 under our development arrangement for AIMab7195 and stock-based compensation expense. Stock-based compensation expense increased as a result of the vesting of RSUs granted to certain key employees based on the achievement of certain regulatory approvals for PALFORZIA.

We expect research and development expenses to continue to decrease in the near-term as we continue to close-out PALFORZIA related clinical trials, which we expect to be partially offset by the development of additional CODIT product candidates, including for the treatment of egg allergy and multi-tree nut allergy.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses incurred during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands)
Employee-related costs	$36,256	$19,859	$16,397	83%
Stock-based compensation expense	14,488	10,805	3,683	34%
External professional services	33,272	23,417	9,855	42%
Facilities and other costs	3,216	831	2,385	287%
Total selling, general and administrative expenses	$87,232	$54,912	$32,320	59%

Selling, general and administrative expenses increased by $32.3 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to increased employee-related costs, external professional services costs, stock-based compensation expense and facilities and other costs. Employee-related expenses and stock-based compensation expense increased as a result of increased headcount to support the commercialization of PALFORZIA, including the addition of a specialty field team of approximately 80 Practice Account Managers targeting practicing allergists. External professional services increased primarily due to consulting services for commercial launch, medical education and grants, and support for PALFORZIA.  Facilities and other costs increased due to increased general and administrative costs related to support functions and general supplies for our growing headcount.

We expect our quarterly selling, general and administrative expenses to continue at this level or increase for the remainder of 2020 as we focus on the commercialization of PALFORIZIA in both the United States and Europe.  The commercialization of PALFORZIA in the United States remains our top priority.

Interest Income

Interest income decreased by $2.2 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to lower rates on our investment securities.

Interest Expense

Interest expense increased by $3.0 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to drawing the $85.0 million second tranche of the KKR loan in February 2020.

Other Income, net

Other income, net did not change materially for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2020 and 2019 resulted from our foreign operations.

Liquidity and Capital Resources

As of June 30, 2020, we had cash, cash equivalents and investments of $318.1 million. In light of the launch delay caused by COVID-19, we are taking numerous active steps to conserve financial resources. We anticipate that based on our current business plan, our financial resources fully fund us.

In January 2019, we entered into a loan agreement with an affiliate of KKR for up to $170.0 million in three tranches. Of the total loan amount, $40.0 million was funded upon the closing of the transaction in January 2019 and $85.0 million was funded in February 2020 upon FDA approval of AR101 and satisfaction of other customary borrowing conditions. The remaining $45.0 million is to be made available at our option in 2020, upon the satisfaction of certain borrowing conditions, including our achievement of aggregate net sales (as defined in the agreement) for PALFORZIA by July 31, 2020 in an amount of at least $30.0 million. The loan can be prepaid at our discretion, at any time, subject to prepayment fees. The weighted-average interest rate will be calculated based on the daily cost of borrowing, reflecting the relevant adjusted London Interbank Offered Rate, or LIBOR, or Alternate Base Rate, or ABR plus the applicable margin. We have the option to elect to make interest payments from available funds or make interest payments in kind by capitalizing such interest amounts on the applicable interest payment date by adding the amounts to the outstanding principal amount of the loan. Any capitalized amounts shall thereafter bear interest. The Company has selected to pay in kind and have the interest capitalized for the quarters and six months ended June 30, 2020 and 2019. For periods ending after June 30, 2020, interest accrued under this loan agreement will be paid in cash on a quarterly basis.

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

Summary Statement of Cash Flows

	Six Months Ended
	2020	2019	$ Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(126,920)	$(91,995)	$(34,925)
Investing activities	$26,105	$15,306	$10,799
Financing activities	$287,476	$41,742	$245,734

Net Cash Used In Operating Activities

Net cash used in operating activities was $126.9 million for the six months ended June 30, 2020, an increase of $34.9 million from $92.0 million for the six months ended June 30, 2019. This increase was primarily due to higher net loss from operations resulting from increased operating expenses, which included approximately $15.0 million of cash expenses unique to the first six months of 2020. As a result, we expect that quarterly cash spending from operations for the remainder of the year will be substantially lower than what we reported in the first six months of 2020.

Net Cash Provided By Investing Activities

Net cash provided by investing activities was $26.1 million for the six months ended June 30, 2020, an increase of $10.8 million from net cash used in investing activities of $15.3 million for the six months ended June 30, 2019. The increase was primarily due to the timing of net maturities of various investments as we monitor the balance of our portfolio’s investments while managing our cash requirements.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $287.5 million for the six months ended June 30, 2020, an increase of $245.7 million from $41.7 million for the six months ended June 30, 2019. The increase was primarily due to Nestle Health Science’s equity investment of $200.0 million as well as well as our net debt borrowing under the KKR agreement of $85.0 million in February 2020.

As of June 30, 2020, we had cash, cash equivalents and investments of $318.1 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed materially from those disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019, except as follows. As of June 30, 2020, we had approximately $133.6 million of future principal payments associated with long-term debt with variable interest rate components. Assuming constant debt levels, a theoretical change of 100 basis points (1%) on our current interest rate of 8.9% on our long-term debt as of June 30, 2020, would result in a change in our annual interest expense impacting the financial statements by approximately $1.3 million. This hypothetical increase or decrease will likely be different from what actually occurs in the future, and the impact may differ from that quantified herein.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Public health crises or outbreaks of epidemic, pandemic, or contagious diseases could also cause disruptions to our business. As a result of the COVID-19 outbreak, we have experienced significant business disruptions, including delaying the commercialization of PALFORZIA in the United States, restricting our ability to travel and the temporary closing of our facilities. While the complexity of our supply chain and logistics operations has been increased as a result of the COVID-19 outbreak, our manufacturing facilities remain fully operational and we believe we have sufficient product supply of PALFORZIA to meet demand in the near-term.  However, the COVID-19 outbreak has resulted in a reduction in access to our customers due to the reduced business hours of medical facilities as local, state, federal, and foreign governments institute prolonged shelter-in-place and/or self-quarantine mandates. In addition, our corporate headquarters and many of our operations are in locations which have instituted shelter-in-place orders applicable to most of our employees in that region, requiring our employees to work from home. These unprecedented measures to slow the spread of the virus taken by local governments and health care authorities globally, have had, and we expect will continue to have, a significant negative impact on our operations and financial results. Moreover, although we have incurred costs in an effort to create a safe work environment for employees who may eventually return to work at our facilities, our efforts may not be sufficient to prevent employees from contracting COVID-19.

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

We submitted a Marketing Authorization Application, or MAA, for PALFORZIA with the EMA in June 2019 and the application is currently under review. While we do not believe that the pandemic has to date caused, or will going forward cause, a significant delay in the review and potential approval of our MAA by the European Medicines Agency, or EMA, or our MAA by Swissmedic.  However, the impact of the COVID-19 pandemic is hard to assess and it is possible that the review process for our applications may be delayed.

In addition, current and upcoming clinical trials run in the United States and Europe by us have been and may continue to be affected by the COVID-19 outbreak. Patient enrollment and randomization have been delayed as patients remain subject to shelter-in-place orders. For example, our POSEIDON (ARC005) Phase 3 clinical trial to explore the efficacy and safety of PALFORZIA in young peanut-allergic children ages 1 to <4 years is ongoing. The duration of these delays is unknown at this time. If the COVID-19 outbreak continues as a worldwide pandemic, it may delay enrollment in our clinical trials, including here in the United States and Europe, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our clinical results and ultimate commercialization of our product candidates affected and increase our clinical trial costs.

Finally, the widespread health crisis resulting from the outbreak of COVID-19 has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in an economic downturn that could curtail or delay demand for PALFORZIA. Due to the uncertain scope and duration of the pandemic, and uncertain timing of global recovery and economic normalization, we are unable to estimate the overall impacts on our operations and financial results.

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

•

changes in local regulations as part of a response to the COVID-19 coronavirus pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;

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

•

risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

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

We are a biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our Characterized Oral Desensitization Immunotherapy, or CODITTM, therapeutic approach and our lead product, PALFORZIA (AR101), as well as researching and developing additional CODIT product candidates. On January 31, 2020, the United States Food and Drug Administration, or FDA, approved our Biologics License Application, or BLA, for PALFORZIA for the mitigation of allergic reactions, including anaphylaxis, that may occur with accidental exposure to peanut in patients aged 4 to 17 years old with a confirmed diagnosis of peanut allergy. We had just begun commercial sales when the COVID-19 pandemic interrupted our commercial roll out. We are not profitable and have incurred losses each year since our inception in June 2011. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We incurred a net loss of $155.7 million for the six months ended June 30, 2020 and a net loss of $248.5 million, $210.8 million, and $131.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. At June 30, 2020, our accumulated deficit was $ 880.4 million. We expect to continue to incur losses for the foreseeable future. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for PALFORZIA and any of our product candidates that are approved, if any, may vary significantly;
•	coverage and reimbursement policies with respect to PALFORZIA and our product candidates, if approved, and potential future drugs that compete with PALFORZIA and our product candidates;
•	the timing and cost of, and level of investment in, the commercialization and further development of PALFORZIA, which may change from time to time;
•	the negative impact of COVID-19 on the commercialization of PALFORZIA, which has affected and may continue to affect our revenues;
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

Since commencing our operations in 2011, substantially all of our efforts have been focused on research, development and the advancement of our CODIT therapeutic approach, PALFORZIA, and researching and developing additional CODIT product candidates. At June 30, 2020, we had capital resources consisting of cash, cash equivalents and investments of $318.1 million. We believe that we will continue to expend substantial resources for the foreseeable future on the commercialization of PALFORZIA, including sales and marketing efforts, physician and patient education and training and seeking foreign regulatory approval of PALFORZIA, and as we continue to develop and seek regulatory approval for our product candidates.

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

•

the extent to which the COVID-19 coronavirus and related governmental regulations and restrictions may continue to affect our business, including our research, clinical trials, manufacturing, PALFORZIA launch plans and financial condition;

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

In January 2019, we entered into a credit agreement with an affiliate of KKR LLC, that is secured by a lien covering all of our tangible and intangible property. As of June 30, 2020, there was approximately $133.6 million of principal balance outstanding under the loan. We drew down an additional $85.0 million term loan available under the credit agreement following the fulfillment of certain customary conditions precedent in February 2020. The launch delay caused by COVID-19 or any failure to commercialize PALFORZIA could affect our ability to make scheduled interest payments on outstanding term loans under the credit agreement, which began on March 31, 2019, which could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.  The credit agreement contains customary affirmative and negative covenants and events of default, including, covenants and restrictions that among other things, require us and our subsidiary guarantors to satisfy a minimum cash balance covenant and restricts our ability and our subsidiaries’ ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock.  A failure to comply with these covenants could permit the lenders under the credit agreement to declare the term Loans, together with accrued interest and fees, to be immediately due and payable.  In addition, if we default under the terms of the credit agreement, including failure to satisfy our operating covenants, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

The commercial success of PALFORZIA will depend on a number of factors, many of which are out of our control, including the following:

•

our ability to successfully commercialize PALFORZIA in the United States, including any direct-to-consumer marketing efforts for PALFORZIA, and, if approved for marketing and sale by the EMA or comparable foreign regulatory authorities, outside the United States, whether alone or in collaboration with others;

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

•

the frequency and severity of adverse effects experienced by patients treated with PALFORZIA, including in any clinical trials we may pursue with collaborators, such as our Phase 2 trial sponsored by Regeneron evaluating PALFORZIA treatment with adjunctive dupilumab, or in which we may pair PALFORZIA with another therapeutic;

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

We have no prior experience in the commercialization of pharmaceutical products and there are significant risks involved in training and managing a commercial field organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient customer leads, provide adequate training to commercial field and marketing personnel, and effectively manage a geographically dispersed commercialization team. Any failure or delay of our internal commercial field, marketing and distribution capabilities would adversely impact the commercialization of these products.

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

In addition, the commercial success of PALFORZIA will depend significantly on our ability to properly and effectively train physicians on the safe and effective use and administration of PALFORZIA. We believe that proper training and education will be critical to physicians’ administering PALFORZIA in a manner that achieves the physician’s and patient’s desired outcomes. We have deployed medical science liaisons, or MSLs, a field-based part of our medical affairs group. The role of MSLs is to serve as a liaison to members of the medical, scientific and patient advocate communities and to provide scientific expertise and clinical insights from health care practitioners to internal colleagues. The activities of MSLs are subject to extensive statutory and regulatory requirements and enforcement, in the United States, by the federal government and the states and, outside the United States, by the governments of the countries where we deploy MSLs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our MSL activities could be subject to challenge under one or more of such laws or regulations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to market our products and adversely impact our financial results.

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

The pharmaceutical market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. In particular, we compete in the segments of the pharmaceutical, biotechnology and other related markets that address the treatment of food allergies. As a result, we may face competition from many pharmaceutical and biotechnology companies, with considerably more resources and experience than we have, that are researching and selling products designed to treat food allergies or allergies in general. For example, DBV Technologies S.A. is developing Viaskin Peanut, a patch technology that epicutaneously delivers food allergens to the patient with the goal of desensitizing the patient to the allergens, in peanut-allergic patients (4 to 11 years of age). DBV submitted, and then subsequently withdrew, a BLA for this product. In August 2019, DBV announced that it had resubmitted a BLA for Viaskin Peanut with a target action date of August 5, 2020.

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

•	disruptions caused by the COVID-19 pandemic;

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

Disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, our POSEIDON (ARC005) Phase 3 clinical trial to explore the efficacy and safety of PALFORZIA in young peanut-allergic children ages 1 to <4 years is ongoing.   In addition, as a cost savings measure and in light of the ongoing impacts of COVID-19, we have decided to end enrollment in our Phase 2 clinical trial of AR201.

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

Conducting clinical trials in foreign countries, as we have done for our ARTEMIS trial, and are doing or plan to do for our ARC004, ARC005 and ARC008 trials, presents additional risks that may delay completion of our clinical trials. These risks include a foreign regulatory authority imposing additional requirements prior to the commencement of clinical trials in a foreign country, the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, complying with data privacy regulations in Europe and Canada, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks relevant to such foreign countries. For example, clinical trial materials in the European Union must be certified and released by a designated qualified person, which can delay the release of clinical trial materials to clinical sites in the EU.

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

Furthermore, certain of our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. In addition, the execution of clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. The collection and use of clinical data by us and our clinical sites, CROs, clinical vendors, clinical labs and collaborators is governed by strict data privacy laws in the United States, Canada and Europe.  Failure to comply with these data privacy regulations could prevent us from using clinical data, and subject us to penalties and fines, which could delay or impair review and potential approval of marketing approval applications for our product candidates. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, our agreements with third parties may typically be terminated by such third parties upon as little as 30 days’ prior written notice or, in certain cases, under certain other circumstances, including our insolvency. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCPs or data privacy requirements, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such studies.

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

Significant uncertainty exists as to the coverage and reimbursement status of PALFORZIA and any product candidates for which we obtain regulatory approval. Our ability to commercialize any products successfully in the United States will depend in part on the extent to which adequate coverage and reimbursement for these products becomes available from third-party payors, including government health administration authorities, such as those that administer the Medicare and Medicaid programs, and private health insurers. Third-party payors are generally able to affect the utilization of drugs by a variety of mechanisms, including deciding which medications they will cover, determining the amount they will pay for a product, establishing which formulary tier to place the drug on that may result in, among other things, greater out-of-pocket costs to patients, and creating pre-authorization procedures. A primary trend in the U.S. healthcare industry is cost containment. Coverage, reimbursement, out-of-pocket costs to patients, and pre-

authorization requirements may impact the demand for any product for which we obtain regulatory approval. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

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

As of June 30, 2020, we had 339 full-time employees. We will need to continue to expand our managerial, operational, finance, clinical, manufacturing, commercial and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, clinical trials and develop and commercialize PALFORZIA, AR201 or any additional product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, pay adjustments due to COVID-19 may negatively affect our ability to attract and retain key personnel, including senior management. In addition, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and manufacturing activities. We may not be able to attract and retain quality personnel on acceptable terms or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

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

In October 2017, we entered into a clinical collaboration agreement with Regeneron Ireland Unlimited Company and Sanofi Biotechnology SAS to study PALFORZIA with adjunctive dupilumab in peanut-allergic patients in a Phase 2 trial sponsored by Regeneron, which was initiated in October 2018. In addition, in February 2020, we in-licensed AIMab7195 (formerly XmAb7195) from Xencor, Inc., or Xencor. Initially, we plan to develop AIMab7195 as a potential adjunctive treatment for use with our existing CODIT pipeline assets, including PALFORZIA, and we plan to explore treatment outcomes, including the potential to induce remission in patients with food allergies. In the future we may seek additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of PALFORZIA and other product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. We face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may also not be successful in our efforts to establish and implement collaborations or other alternative arrangements that we have entered into or that we may choose to enter into in the future. The terms of any such collaborations or other arrangements may also not be favorable to us.

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

We submitted our PALFORZIA MAA to the EMA in June 2019 and we have ongoing business in the United Kingdom and the EU, including employees in the United Kingdom. Further, our ARTEMIS study was conducted solely in Europe. Our MAA for PALFORZIA was filed and any other product candidate that we may file in the future must be filed by an entity located in a EU member nation. While we are already in the process of establishing a network of subsidiary undertakings in Europe and our MAA for PALFORZIA has been filed by our subsidiary, Aimmune Therapeutics Netherlands B.V., we may face new regulatory costs and challenges that could have a material adverse effect on our operations. In addition, the lack of clarity about future United Kingdom laws and regulations, as the United Kingdom determines which EU laws to replace or replicate now that withdrawal has occurred, includes regulations related to clinical trials, marketing authorization for drug products, intellectual property rights and employment and labor matters. A lack of clarity in these areas, which are central to the development of our product candidates in the United Kingdom and the EU and our ongoing business activities in the United Kingdom, may cause operational and strategic uncertainty for us as we consider the timing of and requirements for approval in the United Kingdom for PALFORZIA and the effect of the withdrawal on our employees located in the United Kingdom, including those employees who are non-UK citizens and whose rights to live and work in the UK may change as a result of the withdrawal.

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

The regulatory environment surrounding information security, confidentiality and privacy is increasingly demanding. We and our partners may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address data privacy and security). In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. We are also subject to European laws and regulations, including the General Data Protection Regulation, or GDPR, and the e-Privacy Directive (2002/58/EC), soon to be replaced by an e-Privacy Regulation, and the EU national laws implementing or supplementing the GDPR or e-Privacy Directive, as well as the California Consumer Privacy Act and other upcoming U.S. laws. Compliance with these data privacy and security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk, particularly given uncertainty that sometimes exists surrounding how to comply, that we may be subject to fines and penalties, regulatory investigations, litigation and reputational harm, which could materially and adversely affect our clinical trials, business, financial condition and operations.

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

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to U.S. entities which had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the

Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and  additional measures and/or contractual provisions may need to be put in place, however,  the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. These recent developments will require us to review and amend the legal mechanisms by which we transfer personal data from the EEA to the U.S.  As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. We submitted a MAA for PALFORZIA with the EMA in June 2019 and the application is currently under review. We do not believe that the pandemic has to date caused, or will going forward cause, a significant delay in the review and potential approval of our MAA by the EMA or our MAA by Swissmedic.  However, the impact of the COVID-19 pandemic is hard to assess due the rapidly evolving nature of the situation and it is possible that the review process for our applications may be delayed.

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

Although we do not currently have any products on the market, once we begin commercializing our products, we will be subject to additional healthcare statutory and regulatory requirements and enforcement in the United States by the federal government and the states and by the governments of other countries where we conduct our business. The laws that will affect our ability to operate as a commercial organization include:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

•

U.S. federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020 implemented by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which was signed into law on March 27, 2020. In addition, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has also been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

As of June 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 58% of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Item 5. Other Information.

Reduction in Base Salary of Executive Officers

In light of the disruption and uncertainty created by the evolving COVID-19 pandemic and its anticipated impact on the Company’s operations, all of its named and other executive officers, including the Company’s Chief Executive Officer, Jayson D.A. Dallas, M.D., and Chief Financial Officer, Eric H. Bjerkholt, took a 25 percent reduction in cash base salary, effective May 16, 2020 through August 31, 2020.

Item 6. Exhibits

a)	Exhibits
			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.1

3.2	Amended and Restated Bylaws of Aimmune Therapeutics, Inc.	8-K	8/11/2015	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	7/27/2015	4.2

4.3	Amended and Restated Investors’ Rights Agreement, dated January 20, 2015, by and among Aimmune Therapeutics, Inc. and the investors listed therein.	S-1	7/6/2015	10.1

4.4	Amended and Restated Registration Rights Agreement, dated February 4, 2020, by and between the Company and Nestle Health Science US Holdings, Inc.	8-K	2/5/2020	4.1

4.5	Amended and Restated Standstill Agreement, dated February 4, 2020, by and between the Company and Nestle Health Science US Holdings, Inc.	8-K	2/5/2020	4.2

4.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	2/5/2020	3.1

4.7	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/27/2020	4.7

10.1(a)#	2015 Equity Incentive Annual Plan.	S-8	8/11/2015	99.2(a)

10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(b)

10.1(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Annual Plan.	S-1/A	7/27/2015	10.6(c)

10.1(d)#	Form of Global Stock Option Grant Notice and Award Agreement.				X

10.1(e)#	Form of Global Restricted Stock Unit Grant Notice and Award Agreement.				X

10.2#	Aimmune Therapeutics, Inc. Employee Stock Purchase Plan.	S-8	8/11/2015	99.3

10.3#	Non-Employee Director Compensation Program.	10-Q	5/11/2020	10.3#

10.4#	Aimmune Therapeutics, Inc. Corporate Bonus Plan.	8-K	2/25/2016	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates management contract or compensatory plan.
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

Aimmune Therapeutics, Inc.

Date: July 30, 2020	By:	/s/ Jayson Dallas
Jayson Dallas, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Aimmune Therapeutics, Inc.

Date: July 30, 2020	By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Chief Financial Officer
(Principal Financial and Accounting Officer)